Form 10-Q
period 1996-09-30
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1996-11-14
CIK 891983, 1013763

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------


                                 FORM 10-Q

                               -------------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996
                                     or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________

                     Commission file number:  333-03741
                                              333-03741-01


                         Muzak Limited Partnership
                         Muzak Capital Corporation
         (Exact Name of Registrants as Specified in their Charter)

            Delaware                                  13-3647593
            Delaware                                  91-1722302

 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

                         2901 Third Ave., Suite 400
                             Seattle, WA  98121
                               (206) 633-3000

  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrants' Principal Executive Offices)

                                    N/A

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days.    Yes  [_]   No  [x]

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS


Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 14, 1996: Muzak Capital Corporation - 100.


                                                   MUZAK LIMITED PARTNERSHIP

                                                  Consolidated Balance Sheets
                                                        (In thousands)



                                                                                   September 30,                 December 31,
                                                                                        1996                         1995
                                                                                        ----                         ----
                                                                                    (Unaudited)

                                  Assets

        Current Assets:
                   Cash and cash equivalents  . . . . . . . . . . . . . . . . . .       $1,574                       $1,115
                   Accounts receivable, net of allowance for doubtful
                       accounts of $608 and $632  . . . . . . . . . . . . . . . .       14,946                       15,534
                   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .        3,267                        3,473
                   Prepaid expenses   . . . . . . . . . . . . . . . . . . . . . .        1,439                        1,543
                   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          291                          357
                                                                                      --------                     --------
               Total current assets . . . . . . . . . . . . . . . . . . .               21,517                       22,022
           Property and equipment, net  . . . . . . . . . . . . . . . . .               36,145                       36,586
           Deferred costs and intangible assets, net  . . . . . . . . . .               35,370                       36,706
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,222                        1,125
                                                                                      --------                     --------
               Total assets . . . . . . . . . . . . . . . . . . . . . . .              $94,254                      $96,439
                                                                                      ========                     ========
                   Liabilities and Partners' Capital (Deficit)

        Current Liabilities:
           Revolving credit facility  . . . . . . . . . . . . . . . . . .             $12,800                       $9,300
           Accounts payable   . . . . . . . . . . . . . . . . . . . . . .              10,713                        6,818
           Advance billings   . . . . . . . . . . . . . . . . . . . . . .               4,596                        4,533
           Advance expenses   . . . . . . . . . . . . . . . . . . . . . .               3,485                        2,902
           Current portion of long-term obligations   . . . . . . . . . .               7,342                        5,911
                                                                                      -------                      -------
               Total current liabilities  . . . . . . . . . . . . . . . .              38,936                       29,464
           Long-term obligations, net of current portion  . . . . . . . .              40,439                       47,094
           Unearned installation income   . . . . . . . . . . . . . . . .               3,418                        2,786
           Commitments and contingencies  . . . . . . . . . . . . . . . .                   -                            -
           Redeemable preferred partnership Interests   . . . . . . . . .              16,539                       15,722

        Partners' Capital (Deficit):
           Limited partners' interests  . . . . . . . . . . . . . . . . .              3,849                         5,637
           General partner's interests (deficiencies)   . . . . . . . . .             (8,927)                       (4,264)
                                                                                      -------                      -------
               Total partners' capital (deficit)  . . . . . . . . . . . .             (5,078)                        1,373
                                                                                      -------                      -------
               Total liabilities and partners' capital (deficit)  . . . .             $94,254                      $96,439
                                                                                      =======                      =======


               The accompanying notes are an integral part of
                           these financial statements.


                                                   MUZAK LIMITED PARTNERSHIP

                                             Consolidated Statement of Operations
                                                          (Unaudited)
                                                        (In thousands)

                                                                   Three Months Ended      Nine Months Ended
                                                                     September 30,           September 30,
                                                                   1996          1995      1996         1995
                                                                   ----          ----      ----         ----
Revenues:
  Music and other business services   . . . . . . . . . .        $13,619       $12,934    $40,596      $38,850
  Equipment and related services  . . . . . . . . . . . .          8,785         8,772     23,964       25,418
                                                                 -------       -------    -------      -------
     Total revenues   . . . . . . . . . . . . . . . . . .         22,404        21,706     64,560       64,268
                                                                 -------       -------    -------      -------
Cost of revenues:
  Music and other business services   . . . . . . . . . .          3,792         3,623     11,293       10,685
  Equipment and related services  . . . . . . . . . . . .          5,789         6,048     16,093       17,514
                                                                 -------       -------    -------      -------
     Total cost of revenues   . . . . . . . . . . . . . .          9,581         9,671     27,386       28,199
                                                                 -------       -------    -------      -------
Gross profit  . . . . . . . . . . . . . . . . . . . . . .         12,823        12,035     37,174       36,069
Selling, general and administrative expenses  . . . . . .          7,645         7,112     22,751       21,740
Depreciation  . . . . . . . . . . . . . . . . . . . . . .          2,677         2,430      7,832        7,099
Amortization  . . . . . . . . . . . . . . . . . . . . . .          2,384         2,302      6,847        6,745
                                                                 -------       -------    -------      -------
     Operating Income (loss)  . . . . . . . . . . . . . .            117           191       (256)         485
Interest expense  . . . . . . . . . . . . . . . . . . . .          1,819         1,832      5,393        5,623
Other (income) expense, net . . . . . . . . . . . . . . .             25            (2)       253          (44)
                                                                 -------       -------    -------      -------
     Net loss   . . . . . . . . . . . . . . . . . . . . .         (1,727)       (1,639)    (5,902)      (5,094)
     Redeemable preferred returns   . . . . . . . . . . .           (276)         (258)      (817)        (763)
                                                                 -------        ------    -------      -------
     Net loss attributable to general and
       limited partners   . . . . . . . . . . . . . . . .        ($2,003)      ($1,897)   ($6,719)     ($5,857)
                                                                 =======       =======    =======      =======



                 The accompanying notes are an integral part of
                           these financial statements.



                                                   MUZAK LIMITED PARTNERSHIP

                                             Consolidated Statement of Cash Flows
                                                          (Unaudited)
                                                        (In thousands)


                                                                                     Nine Months Ended
                                                                                       September 30
                                                                                      1996        1995
                                                                                      ----        ----
OPERATING ACTIVITIES
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          ($5,902)     ($5,094)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Provision for doubtful accounts   . . . . . . . . . . . . . . . . . .              380          461
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,832        7,099
      Amortization, net of deferred financing cost  . . . . . . . . . . . .            6,847        6,745
      Deferred financing cost amortization  . . . . . . . . . . . . . . . .              905          984
      Loss in equity of joint venture   . . . . . . . . . . . . . . . . . .              142            0
  Change in operating assets and liabilities:
      Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . .              208          832
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (7)         493
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,995         (308)
      Advanced billings   . . . . . . . . . . . . . . . . . . . . . . . . .               63           (9)
      Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .              583           79
      Unearned installation income  . . . . . . . . . . . . . . . . . . . .              633          850
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              262          214
                                                                                     -------      -------
      Net cash provided by operating activities   . . . . . . . . . . . . .           14,941       12,346
                                                                                     -------      -------
INVESTING ACTIVITIES
  Additions to property and equipment   . . . . . . . . . . . . . . . . . .           (7,150)      (5,674)
  Additions to deferred costs and intangible assets   . . . . . . . . . . .           (5,304)      (3,714)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              129          (87)
                                                                                    --------      -------
      Net cash used in investing activities   . . . . . . . . . . . . . . .          (12,325)      (9,475)
                                                                                    --------      -------
FINANCING ACTIVITIES
  Borrowings (repayment) under revolving notes
    payable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,500        1,250
  Principal payments on term debt   . . . . . . . . . . . . . . . . . . . .           (5,480)      (4,112)
  Payments on other long-term debt  . . . . . . . . . . . . . . . . . . . .             (126)         (30)
  Payments under capital leases   . . . . . . . . . . . . . . . . . . . . .             (293)        (363)
  Contributions by partners   . . . . . . . . . . . . . . . . . . . . . . .              312          256
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (70)         (52)
                                                                                    --------      -------
      Net cash used in financing activities   . . . . . . . . . . . . . . .           (2,157)      (3,051)
                                                                                    --------      -------
      Net increase (decrease) in cash and cash equivalents  . . . . . . . .              459         (180)

CASH AND CASH EQUIVALENTS, beginning of period  . . . . . . . . . . . . . .            1,115        1,445
                                                                                    --------      -------
CASH AND CASH EQUIVALENTS, end of period  . . . . . . . . . . . . . . . . .         $  1,574      $ 1,265
                                                                                    ========      =======


                 The accompanying notes are an integral part of
                           these financial statements.

                            MUZAK LIMITED PARTNERSHIP
                                    FORM 10-Q

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 1996 and 1995
                                   (Unaudited)


     NOTE 1.   FINANCIAL STATEMENT PREPARATION

     The consolidated financial statements as of September 30, 1996 and December 31, 1995 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information for the three and nine month periods ended September 30, 1996 and 1995 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the financial statements filed with the Securities and Exchange Commission on September 27, 1996 as part of the Company's Form S-1 Registration Statement (the "Registration Statement").

     The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the Company's results of operations for the entire fiscal year ended December 31, 1996.

     NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Muzak Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     NOTE 3.   PROPERTY AND EQUIPMENT, NET:



      Property and equipment consist of the following (in thousands):

                                                         September 30,       December 31,
                                                              1996               1995
                                                           ----------        -----------

            Equipment provided to subscribers . . . . .     $47,245           $42,847
            Machinery and equipment . . . . . . . . . .       9,363             7,628
            Vehicles  . . . . . . . . . . . . . . . . .       3,055             2,872
            Furniture and fixtures  . . . . . . . . . .       2,220             2,133
            Land and buildings  . . . . . . . . . . . .         858               858
            Leasehold improvements  . . . . . . . . . .         915               833
                                                            -------           -------

                 Total property and equipment . . . . .      63,656           $57,171

            Less:   Accumulated depreciation
                    and amortization  . . . . . . . . .     (27,511)          (20,585)
                                                           --------          --------
                                                            $36,145           $36,586
                                                           ========          ========



     NOTE 4.   DEFERRED COSTS AND INTANGIBLE ASSETS, NET:



      Deferred costs and intangible assets consist of the following (in thousands):

                                                         September 30,       December 31,
                                                              1996              1995
                                                          ------------      -------------

            Income producing contracts  . . . . . . . .     $39,828               $39,826
            Deferred subscriber acquisition costs . . .      10,168                 7,784
            Master recording rights and deferred  . . .
                 production costs . . . . . . . . . . .       9,238                 7,770
            Deferred financing costs  . . . . . . . . .       5,809                 5,783
            Organization costs  . . . . . . . . . . . .       6,766                 4,454
            Non-compete agreements  . . . . . . . . . .         846                   846
            Other . . . . . . . . . . . . . . . . . . .         740                   702
                                                           --------              --------
                 Total deferred costs and
                   intangible assets  . . . . . . . . .      73,395                67,165

            Less:  Accumulated amortization . . . . . .     (38,025)              (30,459)
                                                           --------              --------

                                                            $35,370               $36,706
                                                           ========              ========

      If an initial public offering of the Company's equity securities does not occur in the fourth quarter of 1996, the Company will write-off $1.75 million in organization costs associated with the unconsummated offering in the fourth quarter of 1996.

     NOTE 5.   LONG-TERM OBLIGATIONS:

     Long-term obligations are summarized as follows (in thousands):



                                                            September 30,     December 31,
                                                                1996              1995
                                                            ------------      ------------

            Variable rate senior term loan  . . . . . .     $35,509               $40,989
            Fixed rate subordinated note, net of
                 unamortized discount of
                 $1,536 and $1,349  . . . . . . . . . .      11,151                10,964
            Capital lease obligations . . . . . . . . .         957                   762
            Other . . . . . . . . . . . . . . . . . . .         164                   290
                                                            -------               -------
                 Total long-term obligations  . . . . .      47,781                53,005

            Less:  Current portion  . . . . . . . . . .      (7,342)               (5,911)
                                                            -------               -------
                                                            $40,439               $47,094
                                                            =======               =======



     NOTE 6.  SUBSEQUENT EVENTS:

     On October 2, 1996, the Company completed a $100 million offering (the "Offering") of its 10% Senior Notes due 2003 (the "Senior Notes"). Approximately $69 million of the proceeds from the Offering were used to pay off the Company's senior and subordinated bank debt and retire certain preferred partnership interests of the Company. The balance of the proceeds will be used for general corporate purposes, which may include acquisitions of the Company's franchisees to further its operating strategy, other acquisitions or investment opportunities and working capital. The Company has no material arrangement, commitment or understanding with respect thereto.

     In accordance with Staff Accounting Bulletin Number 98 of the Securities and Exchange Commission, the Company will report an extraordinary loss of approximately $3.7 million on the write-off of deferred financing costs and loan discount in connection with the extinguishment of the bank debt in the fourth quarter of 1996. In addition, an extraordinary gain of approximately $3.1 million will be recorded during that same quarter as a result of the retirement of certain redeemable preferred partnership units of the Company.

     The Company formally approved the Amended and Restated Management Option Plan ("Amended and Restated Plan") in the fourth quarter of 1996. The Amended and Restated Plan will result in non-cash compensation being recorded in the fourth quarter of 1996 and in subsequent periods.

     NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest expense for the nine month periods ended September 30, 1996 and 1995 was approximately $5,320,000 and
     $4,615,000, respectively.

     Non-cash items for the nine month periods ended September 30, 1996 and 1995 include the transfer of inventory, prepaid expenses, and machinery and equipment with a book value of $394,000 from a business segment in exchange for a note receivable in April 1996, organization costs of $900,000 related to an unconsummated equity financing and the Offering of Senior Notes which are capitalized and included in accounts payable during the second and third quarters of 1996, and purchases of vehicles acquired under capital leases during the nine month periods ended September 30, 1996 and 1995 of approximately $488,000 and $258,000, respectively.


                                    MUZAK CAPITAL CORPORATION

                                          BALANCE SHEET

                                       September 30, 1996


                                             ASSETS
      Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1
                                                                                      ====

                                      STOCKHOLDER'S EQUITY

      Preferred Stock authorized 10,000,000 shares of $0.01 par value each;
          no shares issued and outstanding  . . . . . . . . . . . . . . . . . . .     $ --
      Common Stock authorized 30,000,000 shares of $0.01 par value each;
          100 shares issued and outstanding . . . . . . . . . . . . . . . . . . .        1
                                                                                      ----
      TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1
                                                                                      ====


                           NOTE TO FINANCIAL STATEMENT

              Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of Muzak Limited Partnership (the "Company"), was formed on May 8, 1996. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation as co-issuer with the Company of the 10% Senior Notes due 2003, the payment of principal and interest thereon when due.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registration Statement.

     LIQUIDITY AND CAPITAL RESOURCES

     Nine Months Ended September 30, 1996. Cash and cash equivalents increased from $1.1 million as of December 31, 1995 to $1.6 million as of September 30, 1996. The Company's operating cash flow during this period was $14.9 million, including a decline in operational working capital of $5.0 million. The operating cash flow was used to pay down bank debt by $2.0 million, fund capital requirements associated with new subscriber additions and the conversion of existing subscribers to services more beneficial to the Company, fund new uplink facilities in Wyoming associated with the Company's contractual arrangements with EchoStar Satellite Corporation ("EchoStar") and fund capital requirements to establish the Company's internet service known as MusicServersm.

     Public Debt Offering. On October 2, 1996, the Company completed the Offering of its Senior Notes. A portion of the proceeds from the Offering were used to pay off senior and subordinated bank debt of the Company and retire certain redeemable preferred partnership interests of the Company. The remainder will be used for general corporate purposes, which may include acquisitions of the Company's franchisees to further its operating strategy, other acquisitions or investment opportunities and working capital. During the fourth quarter of 1996, the Company will report an extraordinary loss of approximately $3.7 million on the write-off of deferred financing costs and loan discount in connection with the extinguishment of the bank debt. In addition, an extraordinary gain of approximately $3.1 million will be recorded as a result of the retirement of certain redeemable preferred partnership units of the Company.

     Outlook. The Company believes that its cash and cash equivalents, after giving effect to the proceeds from the Offering, plus future cash generated from operations will be sufficient to finance capital requirements for its core business and its current plans for expansion through December 1998. If the Company engages in one or more material acquisitions, joint ventures, alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional financing could be required.

     Muzak Capital Corporation. Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of the Company, was organized on May 8, 1996, has nominal assets and conducts no business operations. Capital

     Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation, the payment of interest and principal on the Senior Notes when due. A discussion of Capital Corp. has been omitted in the period-to-period comparison that follows due to its lack of significant assets and lack of operations.

     RESULTS OF OPERATIONS

     Revenues. Total revenues increased 3.2% and 0.5% for the three and nine month periods ended September 30, 1996, respectively, as compared with the same periods in 1995. These increases were largely due to a net increase in monthly recurring service billings, partially offset by lower equipment and installation revenues during the 1996 period.
     Monthly recurring service billings increased by $10,000 and $76,000 over the three and nine month periods ended September 30, 1996, respectively. The decrease in equipment and installation revenues during the nine month period ended September 30, 1996 was the result of the Company's focus on recurring services, related equipment and labor installations, while moving away from the lower margin large labor and equipment installations relating to non-recurring services.

     Gross Profits. Gross margins as a percentage of revenues increased in both the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995. Gross margins for the three and nine month periods ended September 30, 1996 were 57.2% and 57.6% as compared to 55.4% and 56.1% for the same periods in 1995. This improved performance was principally due to the relatively fixed nature of the costs of producing and distributing the Company's core products, leveraged against the growth in recurring service billings. Also contributing to the improved margins was the Company's increased focus on the smaller, higher margin equipment and labor installations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenues for the three and nine month periods ended September 30, 1996, as compared to the same periods in 1995. These expenses, as a percentage of revenues, were 34.1% and 35.2% for the three and nine month periods ended September 30, 1996, as compared to 32.8% and 33.8% for the same periods in 1995. Sales and marketing costs increased due to the Company's strategy of employing additional sales personnel in the beginning of 1996, with the intent of increasing sales of its monthly recurring services. General and administrative expenses increased for the three month period ended September 30, 1996 when compared with the same period for 1995, primarily as a result of certain retrospective workers' compensation premium credits received in the three-month period ended September 30, 1995. The increase for the nine month period ended September 30, 1996 reflects this variance as well as increased occupancy costs associated with new branches in New York and San Jose, California and consulting expenses related to the EchoStar agreements and the Company's MusicServersm service.

     Depreciation and Amortization. Depreciation and Amortization expenses increased for both the three and nine month periods ended September 30, 1996, as compared to the same periods for 1995. These increases were primarily the result of recent capital investments in customer premises equipment made for the purpose of increasing recurring billings and investments in other business opportunities, such as costs of the new EchoStar uplink facility and the costs of establishing the Company's MusicServersm service.

     Interest Expense and Other Income. Interest expense, net of other income was approximately $1.8 million for each of the three month periods ended September 30, 1996 and 1995, respectively, and was approximately $5.6 million for each of the nine month periods ended September 30, 1996 and 1995, respectively.

     Net Loss. Net loss increased to $2.0 million and $6.7 million, respectively, for both the three month and nine month periods ended September 30, 1996, as compared to $1.9 million and $5.9 million, respectively, for the same periods in 1995.

     PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

              The Company is subject to various proceedings arising in the normal course of business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     ITEM 2.  CHANGES IN SECURITIES.

              None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On August 27, 1996, the Board of Directors of Music Holdings Corp. ("Music Holdings"), the general partner of MLP Acquisition L.P., the managing general partner of the Company, resolved by unanimous written consent to appoint William A. Boyd a director of Music Holdings and Centre Partners L.P., the sole voting stockholder of Music Holdings, gave its written consent to the appointment of William
     A. Boyd as a director of Music Holdings.

     ITEM 5.  OTHER INFORMATION.

              None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)      Exhibits

                 27.1  Financial Data Schedule of Muzak Limited Partnership

                 27.2  Financial Data Schedule of Muzak Capital Corporation

              (b)      Reports on Form 8-K

                 None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        MUZAK LIMITED PARTNERSHIP



                                        By:  MLP ACQUISITION L.P.,
                                             -------------------------
                                             Managing General Partner


                                        By:  MUSIC HOLDINGS CORP.
                                             --------------------
                                             General Partner


                                        By:  /s/ Kirk A. Collamer
                                             --------------------
     Date:  November 14, 1996                 Kirk A. Collamer
                                              Vice President of Finance
                                              and Chief Financial Officer
                                              (Principal Financial
                                              Officer and
                                              Chief Accounting Officer)


                                        MUZAK CAPITAL CORPORATION


     Date:  November 14, 1996           By:  /s/ Kirk A. Collamer
                                             --------------------
                                             Kirk A. Collamer
                                             Vice President of Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer and
                                             Chief Accounting Officer)

                              EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------

    27.1            Financial Data Schedule of Muzak Limited Partnership
    27.2            Financial Data Schedule of Muzak Capital Corporation















     NYFS08...:\63\64563\0004\1777\FRMN106R.52C