Form 10-K405
period 1996-12-31
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1997-03-31
CIK 891983, 1013763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 1996
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________


                              Commission file numbers:  333-03741
                                                        333-03741-01

                            MUZAK LIMITED PARTNERSHIP
                            MUZAK CAPITAL CORPORATION
           (Exact Name of Registrants as Specified in their charters)

           DELAWARE                                       13-3647593
           DELAWARE                                       91-1722302
(State or Other Jurisdiction of
 Incorporation or Organization)          (I.R.S. Employer Identification Nos.)

                          2901 THIRD AVENUE, SUITE 400
                                SEATTLE, WA 98121
                                 (206) 633-3000
            (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrants' Principal Executive Offices) Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

On March 28, 1997 there were 19,579,831 units of partnership interests of Muzak Limited Partnership outstanding.

None of the voting securities of Muzak Capital Corporation are held by non-affiliates.

Muzak Capital Corporation meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                         APPLICABLE ONLY TO REGISTRANTS
                       INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE REGISTRANTS: On March 28, 1997, Muzak Capital Corporation had outstanding 100 shares of Common Stock, par value $ 0.01 per share, which is the registrant's only class of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
================================================================================

                            MUZAK LIMITED PARTNERSHIP
                            MUZAK CAPITAL CORPORATION


                                      INDEX

                                                                                                               Page

Part I

         Item 1.    Business................................................................................     3
         Item 2.    Properties..............................................................................    11
         Item 3.    Legal Proceedings.......................................................................    11
         Item 4.    Submission of Matters to a Vote of Security Holders.....................................    11

Part II

         Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters...................    12
         Item 6.    Selected Financial Data.................................................................    12
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...    14
         Item 8.    Financial Statements and Supplementary Data.............................................    22
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....    47

Part III

         Item 10.   Directors and Executive Officers of the Registrants.....................................    48
         Item 11.   Executive Compensation..................................................................    51
         Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................    56
         Item 13.   Certain Relationships and Related Transactions..........................................    57

Part IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................    57

         Signatures   ......................................................................................    60



         The Registrants will furnish a copy of any exhibit to this Form 10-K upon the payment of a fee equal to the Registrant's reasonable expense in furnishing such exhibits.

FORWARD-LOOKING STATEMENTS

         When used in this Annual Report on Form 10-K or future filings by the Company, as defined below, and Capital Corp., as defined below, with the Securities and Exchange Commission, in the Company's and Capital Corp.'s press releases or other public communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company and Capital Corp. wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including rapid technological change, competitive pricing, concentrations in and dependence on satellite delivery capabilities and development of new services could affect the Company's and Capital Corp.'s financial performance and could cause the Company's and Capital Corp.'s actual results for future periods to differ materially from those anticipated or projected.

         The Company and Capital Corp. do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


                                     PART I

ITEM 1.            BUSINESS.


GENERAL

         Muzak Limited Partnership (the "Company") is the leading provider of business music in the United States, based on the number of customer locations served. As of December 31, 1996, the Company and its franchisees served approximately 188,000 business customer locations in the United States, representing a market share of approximately 50% of the estimated number of domestic business customer locations currently served by business music providers and approximately twice the estimated number of business customer locations served by its nearest competitor. In addition to providing business music, the Company also provides in-home CD quality music to EchoStar Satellite Corporation ("EchoStar") subscribers. As of December 31, 1996, the number of EchoStar subscribers receiving this service totaled over 300,000. Revenues from the in-home music service accounted for less than 1.0% of revenues in 1996. Through a network of distributors, the Company also provides business music to subscribers outside the United States. In addition, the Company offers its business customers a range of non-music services, including broadcast data delivery, video, audio marketing and in-store advertising services, and sells, installs and services related equipment.

         The Company markets business music in a variety of formats, including
(i) its well-known proprietary Environmental Music(R) (or "background" music) and (ii) over 100 "foreground" music formats ranging from top-of-the-charts hits to contemporary jazz, country music and classical music. Environmental Music(R), which is principally comprised of instrumental versions of popular songs that have been adapted and re-recorded by the Company, is generally used in business offices and manufacturing facilities to improve employee concentration and reduce stress. Foreground music, consisting principally of original artist recordings, is most commonly used in public areas, such as restaurants and retail establishments, primarily as a sales enhancement tool. The Company distributes 60 of its channels by broadcast media (principally direct broadcast satellite ("DBS") transmission) and supplies the balance to subscribers principally in the form of long-playing audio tapes.

         Since 1992, the total number of domestic business customer locations served by the Company and its franchisees has grown from 144,000 to 188,000. Over the same period, the Company's total revenues and EBITDA have grown from $54.5 million and $10.0 million in 1992, respectively, to $86.8 million and $18.1 million in 1996, respectively, and the Company's net losses from operations have decreased from approximately $2.6 million in 1992 to approximately $2.1 million in 1996.

         Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of the Company, has nominal assets and does not conduct any operations.

BUSINESS MUSIC SERVICES

     MUSIC FORMATS

         The Company conducts on-going research into the effects of music on human behavior to create proprietary music formats designed to have a favorable impact on listeners. These music formats cover a wide range of musical tastes.

         The Company's best-selling format, Environmental Music(R), is a unique blend of completely instrumental music and is principally comprised of versions of popular songs that have been adapted and re-recorded by the Company ("covers"), music that has been composed and recorded exclusively for inclusion in the Environmental Music(R) program ("originals"), and some commercially available recordings. The Environmental Music(R) format is generally used in business offices and manufacturing facilities to improve employee concentration and reduce stress. The Environmental Music(R) library consists of approximately 30,000 recordings owned by the Company, of which approximately 5,000 are actively used at any given time. The Company updates the library periodically, adding approximately 1,000 new selections each year.

         Foreground music, consisting principally of original artist recordings, is most commonly used in public areas, such as restaurants and retail establishments, primarily as a sales enhancement tool. The Company's most popular foreground music product, FM-1(R), features moderate tempo, original artist recordings of familiar adult contemporary favorites. With its broad appeal, FM-1(R) is second to the Environmental Music(R) channel in the total number of business subscriber locations served and is the Company's most widely-used format in the restaurant and retail markets. FM-1(R) features a broad range of popular artists from the last 30 years, with an emphasis on current popular music.

         Including Environmental Music(R) and FM-1(R), the Company has developed over 60 other foreground music formats for broadcast transmission and over 100 different tape-based formats of music targeted to the specialized business needs of subscribers with more focused customer demographics.

     DISTRIBUTION SYSTEMS

         Satellite transmission is the Company's primary delivery medium for its business and residential programs. The Company's business music programs are distributed to business subscribers through its medium-powered DBS system, the EchoStar high-powered DBS system, local broadcast technology and tape-based formats. The Company also uses its medium-powered DBS system to distribute these programs to its franchisees for local broadcasting to the franchisees' subscribers.

         The Company leases transponder capacity from Microspace Communication Corporation ("Microspace"), which also provides facilities for the uplink of the Company's signals to Microspace's transponder. Microspace, in turn, leases its transponder capacity on satellites operated by third parties, including the Galaxy IV satellite operated by Hughes Communications Galaxy Inc. ("Hughes"), on which a majority of the Company's DBS signals are transmitted. The term of the Company's principal transponder lease with Microspace for the Galaxy IV satellite runs through the life of that satellite (which is expected to continue through 2004). Microspace may terminate its agreements with the Company if the Company materially breaches its obligations thereunder or if any governmental restriction results in a sustained interruption of the Company's performance thereunder. Microspace also is entitled to terminate its agreements with the Company immediately upon termination of its underlying agreement with Hughes.

         In April 1996, the Company began offering high-powered DBS transmission service to business and EchoStar residential customers through the EchoStar satellite system. High-powered DBS systems utilize satellite dishes as small as 18 inches in diameter. The Company expanded its music services offered on the EchoStar satellite system in mid-February 1997, when an additional 2.4 megahertz of transponder capacity on EchoStar's second satellite became available for use by the Company. Pursuant to its agreement with EchoStar, the Company pays EchoStar a fee for uplink transmission and use of the uplink facility, and EchoStar pays the Company a programming fee for each residential music customer.

OTHER SERVICES

     NON-MUSIC BROADCAST SERVICES

         The Company offers a variety of non-music services to its medium-powered DBS business music subscribers that complement its music services. These services are generally "bundled" and marketed in conjunction with the Company's business music services. These services include AdParting(R) (customized audio messages interspersed in business music), broadcast data delivery (one-way data broadcasting on customer specific networks) and custom business television services (custom video programs broadcasted to subscriber locations).

     ON-PREMISE MUSIC VIDEO-ZTV(R)

         The Company programs, duplicates on videotape and sells its proprietary ZTV(R) on-premise music video service to subscribers, allowing subscribers to create an "MTV(R)-type" environment for their customers through specially programmed, long-playing videotapes. The ZTV(R) taped music videos are produced and shipped directly from the Company's production facilities to subscriber locations. Subscribers currently using the ZTV(R) service include Macy's, Bloomingdale's, Radio Shack, Oshman's Sporting Goods and Rent-A-Center.

     AUDIO MARKETING

         The Company creates, produces and records spoken messages for use with "on-hold" business telephone systems, AdParting(R) broadcasts and other forms of in-store messaging and advertising.

     IN-STORE ADVERTISING

         The Company markets in-store "point of purchase" audio and video advertising and merchandising services for transmission primarily through its medium-powered DBS system. The Company has established an industry-specific network (SuperLink(R)) of grocery wholesalers and wholesaler-supplied retailers and sells time on the network to advertisers seeking to deliver a message simultaneously to multiple locations in the network.

INTERNET SERVICES

         The Company has recently developed and begun operating its Internet MusicServerSM service. The MusicServerSM service permits music retailers and others to offer visitors to their websites access to digitized 30-second samples from the Company's library of recorded music. This service, which permits, among other things, a consumer to preview recordings offered for sale by a retailer, currently is being provided to, among others, CDnow!, an on-line retailer of compact discs and audio cassettes, Tower Records and Microsoft.

EQUIPMENT AND RELATED SERVICES

         The Company sells or leases various audio system-related products, principally sound systems and intercoms to its business music subscribers and other customers. The Company also sells electronic equipment, principally DBS receivers and dishes as well as proprietary tape playback equipment, to its franchisees to support their business music services business. All the equipment is manufactured by third parties, although some items bear the Muzak(R) brand name. Revenues from equipment and related services accounted for 40% of the Company's revenues in 1995 and 37% of such revenues in 1996.

         The Company and its franchisees also sell, install and maintain non-music related equipment, such as intercoms and paging systems, for use by their business music subscribers and other customers. Although the maintenance of program-receiving equipment provided to business music subscribers is typically included as part of the overall music subscription fee, installation and maintenance of audio or other equipment not directly related to reception of the Company's business music service is provided on a contractual or time-and-materials basis. Labor rates and charges for installation and service vary by location and are determined by the Company or its franchisee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING

     COMPANY SALES OFFICES

         The Company has 35 local sales offices in the United States, including sales offices in seven of the top ten U.S. markets (the greater metropolitan areas of New York, Los Angeles, Chicago, San Francisco, Boston, Dallas and Detroit). These 35 sales offices accounted for approximately 72% of the Company's revenues in each of 1995 and 1996. In addition, the Company has three additional offices including one national sales office, one office which deals exclusively with on-premise music video services and one office which deals exclusively with in-store advertising.

     FRANCHISEES

         The Company has 81 franchisees serving 138 separate territories in the United States. Each franchisee has exclusive responsibility for sales in its territory, except for sales to national accounts, sales of in-store advertising services and on-premise music video services. The Company designs and produces literature, customer and training videos and sales materials for use by its franchisees. The Company also conducts sales training for its franchisees' sales personnel.

         Under the standard form of the franchise agreement, franchisees pay the Company (i) a monthly fee based on the number of business locations within the specified territory, (ii) a monthly royalty equal to 10% of billings for broadcast business music services (subject to certain deductions and adjustments) and (iii) additional amounts for non-music broadcast services and on-premise tape services. In addition, franchisees pay a variable surcharge of billings to customers for medium-powered DBS service and high-powered DBS services in the franchisee's territory. Franchisees are also responsible for paying performing rights fees in connection with the provision of services in their territories.

         Revenues from the sale of other broadcast business services are shared between the Company and its franchisees, and the Company receives, determined by service type, 50% or 60% of these revenues in lieu of royalty payments. Franchisees also pay a monthly fee for use of various additional non-music and other music broadcast services offered by the Company.

     NATIONAL SALES PROGRAM

         The Company has established a national sales program to market its services more effectively to subscribers with numerous locations in various territories, including those served by franchisees, and to address the needs of these subscribers for uniform service and centralized billing for all of their locations. Subscribers with 50 or more locations operating in four or more territories are deemed to be "national accounts." The national sales program includes a committee of representatives of the Company and its franchisees that oversees the pricing and other material terms for national account subscriber contracts. The Company, through its Seattle headquarters, coordinates the servicing of national accounts by its franchisees and allocates revenues from national accounts among the participating franchisees. The national sales office is comprised of 9 salespeople and is supported by additional customer service personnel. At December 31, 1996, the Company and its franchisees had national accounts representing approximately 68,000 business subscriber locations (of which approximately 41,000 were franchisee subscriber locations), including those of Taco Bell, McDonald's, Burger King, Bob

Evans, Boston Markets, Crate & Barrel, Kroger, Staples, Hallmark and Wal-Mart. None of the Company's national accounts represents more than 3% of the Company's consolidated revenues, and the Company's top five national accounts represent in the aggregate less than 10% of consolidated revenues.

     INTERNATIONAL SALES

         The Company has agreements with 15 international distributors and franchisees in 10 countries outside the United States, including Canada, Mexico, Japan, Argentina and Australia. These distributors and franchisees either pay royalties to the Company based on their sales of business music services or a flat fee based on the number of subscribers they serve. Royalties and other fees from international sales accounted for approximately 2% of the Company's revenues in 1996.

         The Company, through a joint venture ("Muzak Europe"), has been offering business music and non-music services via satellite transmission since 1995 and is seeking to establish relationships with key distributors throughout Europe. In addition, Muzak Europe recently acquired German and Belgian distributors.

COMPETITION

         The Company's principal direct competitors in providing business music services are AEI Music Network, Inc. ("AEI") of Seattle, Washington, and 3M Sound and Communications, an affiliate of Minnesota Mining and Manufacturing Corporation. The Company competes with a number of local independent providers of business music. In addition, certain companies, such as DMX, Inc. and Cable Radio Associates L.P., market and sell commercial-free music programming over cable to residential cable television subscribers and have launched DBS services aimed at business users. No assurance can be given that such competition will not attract customers to whom the Company markets its services, including its existing customers. In broadcast data delivery, video, audio marketing and in-store advertising services, the Company faces competition from numerous companies using broadcast as well as other delivery systems to provide similar business services.

         There are numerous methods by which programming, such as the Company's business music services, broadcast data delivery, video, audio marketing and in-store advertising services, can be delivered by existing and future competitors, including various forms of DBS services, wireless cable and fiber optic cable and digital compression over existing telephone lines. Many competitors or potential competitors with access to these delivery technologies have substantially greater financial, technical, personnel and other resources than the Company. In addition, the larger communications industry of which the Company is a part is undergoing significant and rapid change, including the development of new services, delivery systems and interactive technologies. In addition, the recently enacted Telecommunications Act of 1996 (the "Telecommunication Act") may increase competition in the markets in which the Company operates. The Telecommunications Act resulted in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. The legislation permits telephone companies to enter certain broadcast services businesses. The entry of telephone companies into such businesses, with greater access to capital and other resources, could provide significant competition to the Company. In addition, the legislation affords relief to DBS transmission providers by exempting them from local restrictions on small-size reception antennae and preempting the authority of local governments to impose certain taxes. The Company cannot reasonably predict how the Federal Communications Commission ("FCC") will enforce the rules and policies promulgated under the Telecommunications Act, or the effect of such rules and policies on competition in the market for the Company's services.

         Internationally, the Company competes with AEI and a number of regional business music providers, some of whom have substantially greater financial, technical, personnel and other resources than the Company.

         The Company competes on the basis of service and system quality, versatility and flexibility, the variety of its music formats, the availability of its broadcast data and other non-music services and, to a lesser extent, price. Even though it is seldom the lowest-priced provider of business music in any territory, the Company believes that it can compete effectively on all these bases due to the widespread recognition of the Muzak(R) name, its nationwide sales and service infrastructure, the quality and variety of its music programming and its multiple delivery systems. However, no assurance can be given that the Company will be able to compete successfully with its existing or potential new competitors or maintain or increase its current market share, that it will be able to use, or compete effectively with competitors that adopt, new delivery methods and technologies, or that discoveries or improvements in the communications, media and entertainment industries will not render obsolete some or all of the technologies or delivery systems currently relied upon by the Company.

MUSIC LICENSES

         Most music is copyrighted and the Company is required to enter into license agreements to rerecord and play music in public spaces. The Company has various types of licensing agreements and arrangements with major rights owners and organizations to permit the production and distribution of its business music, including (i) master performance licensing agreements with the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and the Society of European Stage Authors and Composers ("SESAC") that permit public performance of copyrighted music in a customer's location, (ii) mechanical licensing agreements under which the Company receives rights to rerecord and make copies of copyrighted music and (iii) licensing agreements with record companies that allow the Company to produce, advertise and distribute to its on-premise tape subscribers audio tapes containing original artist recordings.

         The Company's agreement with ASCAP expires on May 31, 1999. During 1996, the Company paid ASCAP fees aggregating approximately $2.8 million. The Company's agreement with BMI expired on December 31, 1993 and its agreement with SESAC expired on December 31, 1995. The Company has entered into an interim fee structure with BMI and is in negotiations with BMI and SESAC with respect to new agreements. The interim fee structure with BMI has been in place on an ongoing month-to-month basis since the expiration of the underlying agreement, and provides for continued payments at 1993 levels. The BMI license extension stipulates that any settlement relating to ongoing fees may be retroactive to January 1, 1994. Negotiations on a new contract with BMI began in early 1994 and at this time it is not known when negotiations will be completed. The Company discontinued use of SESAC licensed material upon expiration of the underlying agreement. Negotiations on a new contract with

SESAC began in mid-1995 and it is not known when these negotiations will be completed. During 1996, the Company paid BMI and SESAC fees aggregating approximately $956,000 and $7,000, respectively. The Company's total fees in the aggregate for mechanical licenses, original artist recording licenses and licensing agreements with record companies were approximately $460,000 for 1996.

GOVERNMENT REGULATION

         The Company is subject to the regulatory authority of the United States government and the governments of other countries in which it provides services to subscribers. The business prospects of the Company could be adversely affected by the adoption of new laws, policies or regulations that modify the present regulatory environment. The Company currently provides music services in a few areas in the United States through 928 to 960 megahertz radio broadcast frequencies, which are licensed by the FCC. Additionally, the satellites on which the Company transmits its DBS services in the United States are licensed by the FCC. If the FCC authorizations for any of these satellites are revoked or are not extended, the Company would be required to seek alternative satellite facilities. Laws, regulations and policy, or changes therein, in other countries could adversely affect the Company's existing services or restrict the growth of the Company's business in these countries.

         The Digital Recordings Act of 1995 (the "Digital Recordings Act") was enacted into law on November 1, 1995. The Digital Recordings Act amends U.S. copyright law to provide sound recording owners with an exclusive performance right in sound recordings that are performed through digital transmissions. The Digital Recordings Act provides a compulsory license for non-interactive subscription services, but does not provide a compulsory license for interactive services (where the listener selects a musical piece based upon a menu or schedule). As music services to or within a business are specifically exempted from the provisions of the Digital Recordings Act, the digital performance right does not apply to the Company's traditional business music services (whether analog or digital). However, to the extent the Company provides digital music services to residential customers, via satellite or other broadcast delivery or via the Internet or other digital means, the Digital Recordings Act would require the payment of additional royalties.

EMPLOYEES

         At December 31, 1996, the Company had 751 full-time and part-time employees, of whom 192 held sales and marketing positions, 179 held administrative positions and 380 held technical and service positions. A total of 81 of the Company's technical and service personnel are covered by nine union contracts with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW contracts have currently effective terms that expire on dates ranging from February 28, 1997 to May 31, 1999. All of the IBEW contracts provide for successive automatic one-year renewals, unless a notice of renegotiation or termination is given prior to the end of the then-effective term. The Company anticipates that some of the contracts may be renegotiated as their current terms expire. The Company believes its relationships with its employees and the IBEW are good.

ITEM 2.            PROPERTIES.


         The Company's headquarters in Seattle, Washington, consisting of approximately 43,300 square feet, 32 of its 35 local and its three national sales offices, which occupy an aggregate of approximately 150,000 square feet, as well as office and satellite uplink facilities at Raleigh, North Carolina and Cheyenne, Wyoming and two warehouses in Seattle, are leased. The Company's total lease payments related to these premises during 1996 were approximately $2.5 million. In addition, the Company owns office and warehouse facilities, aggregating approximately 21,000 square feet, in Buffalo, New York, Irving, Texas and Peoria, Illinois. The Company considers its facilities to be adequate to meet its current and reasonably foreseeable needs.


ITEM 3.            LEGAL PROCEEDINGS.


         The Company is subject to various proceedings arising in the ordinary course of business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None.

                                     PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.

         The Company is a privately-held company. There is no established public trading market for its securities.


ITEM 6.            SELECTED FINANCIAL DATA.


                                                            PREDECESSOR(1)                 THE COMPANY
                                                            --------------   --------------------------------------------------
                                                               EIGHT         FOUR
                                                               MONTHS        MONTHS
                                                               ENDED         ENDED
                                                               AUG. 31,      DEC. 31,            YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------------
                                                               1992          1992         1993     1994(2)     1995     1996(3)
                                                             --------------  ----------  --------  --------   ------    -------


          STATEMENT OF OPERATIONS DATA:
          Revenues:
             Music and other business services..................   $ 23,771    $ 12,039  $ 36,800  $ 50,410   $ 52,489  $ 54,585
             Equipment and related services.....................     12,102       6,602    21,741    33,006     34,392    32,226
                                                                   -------------------------------------------------------------
                  Total revenues................................     35,873      18,641    58,541    83,416     86,881    86,811
                                                                   -------------------------------------------------------------
          Cost of revenues:
             Music and other business services..................      6,420       3,249    10,611    13,685     14,465    15,263
             Equipment and related services.....................      9,513       5,235    16,756    23,413     23,895    21,763
                                                                    ------------------------------------------------------------
                  Total cost of revenues........................     15,933       8,484    27,367    37,098     38,360    37,026
                                                                    ------------------------------------------------------------
          Gross profit..........................................     19,940      10,157    31,174    46,318     48,521    49,785
          Selling, general & administrative expenses(3).........     14,230       5,846    19,603    28,699     28,496    31,659
          Depreciation..........................................      3,990       1,349     4,349     8,211      9,382    10,625
          Amortization..........................................      5,005       2,259     6,942     9,622      8,909     9,594
                                                                    ------------------------------------------------------------
          Operating income (loss)...............................     (3,285)        703       280      (214)     1,734    (2,093)
          Interest expense......................................      3,639       1,228     3,785     6,990      7,483     8,112
          Other (income) expense, net...........................       (949)        (57)      (30)      (21)       (35)       (4)
                                                                    ------------------------------------------------------------
          Net income (loss) before extraordinary items..........     (5,975)       (468)   (3,475)   (7,183)    (5,714)  (10,201)
                                                                     -----------------------------------------------------------

             Extraordinary loss on write off of deferred                 --          --        --        --         --    (3,713)
              financing fees and debt discount..................
             Extraordinary gain on retirement of redeemable
              preferred partnership interests...................         --          --        --        --         --     3,091
                                                                    ------------------------------------------------------------
                Net loss......................................      (5,975)       (468)   (3,475)   (7,183)    (5,714)   (10,823)
        Redeemable preferred returns..........................         --        (188)     (572)     (933)    (1,029)       (916)
                                                                    -----------------------------------------------------------
        Net loss attributable to general and limited partners.   $ (5,975)  $    (656) $ (4,047) $ (8,116)  $ (6,743)  $ (11,739)
                                                                 ===============================================================

        OTHER INFORMATION:
        Gross profit margin(4)................................      55.6%       54.5%     53.3%     55.5%      55.8%     57.3%
        EBITDA(5).............................................   $  5,710    $  4,311  $ 11,571  $ 17,619   $ 20,025  $ 18,126
        Capital expenditures(6)...............................      5,034       3,628     8,235    13,804     12,757    16,337
        Ratio of earnings to fixed charges(7).................         --          --        --        --         --        --

                                                           PREDECESSOR                  THE COMPANY
                                                           ------------    ------------------------------------------------
                                                                   AT         AT
                                                                AUG. 31.   DEC. 31.              AT DECEMBER 31,
                                                                  1992       1992      1993    1994(2)     1995      1996

       BALANCE SHEET DATA:
       Total assets..........................................   $ 58,837  $ 66,598    $66,294 $103,092   $96,439   $119,042
       Total long-term obligations, including current portion     37,889    36,218     35,022   56,833    53,005    101,102
       Redeemable preferred partnership interests............         --     8,188      8,760   14,693    15,722      6,090
       Partners' capital (deficit)...........................      7,284    12,199      8,047    7,943     1,373    (10,078)

(footnotes to table on following page)
                                       12



(footnotes to table on preceding page)

---------------
(1) The Company was formed in September 1992 by Centre Capital Investors L.P., a private investment partnership of which Centre Partners L.P. is the general partner, to acquire substantially all of the assets and business of the Company from a predecessor entity (the "Predecessor").

(2) Includes the results of Comcast Sound Communications Inc. ("Comcast") from January 31, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) In 1996, selling, general and administrative expenses included a fourth quarter write-off of $1.4 million related to an unconsummated initial public offering of the Company's equity securities.

(4) Gross profit margin represents gross profit as a percentage of total revenues.

(5) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. The Company, however, believes that EBITDA provides useful information regarding a company's ability to service and/or incur additional indebtedness.

(6) Includes additions to property and equipment and additions to deferred costs and intangible assets.

(7) For purposes of computing the ratio of earnings to fixed charges, earnings include net loss attributable to general and limited partners, redeemable preferred returns and interest expense, including that portion of lease expense attributable to interest costs. Fixed charges consist of preferred returns and interest expense, including that portion of lease expense attributable to interest costs. Earnings were insufficient to cover fixed charges by $6.0 million, $0.7 million, $4.0 million, $8.1 million, $6.7 million, and $11.7 million for the eight-month period ended August 31, 1992, four-month period ended December 31, 1992, and the years ended December 31, 1993, 1994, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         The Company operates as a limited partnership and as such, the income tax effects of all earnings or losses of the Company are passed directly to the partners and no provision for income taxes is required.

         In January 1994, the Partnership acquired the assets of its largest franchisee, Comcast, for approximately $33.0 million (the "Comcast Acquisition"). Operating results in 1994 include eleven months of Comcast operations, while operating results in 1995 and 1996 include a full year of Comcast operations. The former Comcast operations represented approximately 28% of the Company's revenues in 1995 and 29% of the Company's revenues in 1996. Following the Comcast Acquisition, the Company eliminated redundant administrative and field operations, resulting in annualized net savings estimated by the Company to be approximately $1.8 million, the majority of which was realized immediately.

         The Company derives revenues from its business services and from the sale, installation and servicing of customer premises equipment. The Company's principal business services include broadcast music services, on-premise tapes, on-premise music video, audio marketing and in-store advertising. Business services represented approximately 63% of total revenues in 1996. Equipment and related revenues accounted for the remaining 37% of 1996 revenues. A large majority of the Company's broadcast and on-premise tape revenues are generated from subscribers who typically execute five-year contracts at rates ranging from $35 to $75 per month. These subscription rates typically include the provision of the Company's equipment for use at the subscriber's location. Royalties received from franchisees and international distributors are included in broadcast music revenues and represented approximately 8.9% of total revenues in 1996. The Company's franchisees pay royalties, including surcharges for satellite transmission systems, to the Company based generally on 10% to 12.5% of adjusted music revenues, which are broadcast music revenues less licensing payments and bad debt write-offs. In-store advertising revenues are generated from the sale of advertising for delivery to certain subscribers. On-premise music video revenues are derived from the sale of specialized on-premise music videos targeted for certain segments of the marketplace. Audio marketing revenues are generated primarily from the sale of customized audio messages for use with "on-hold" telephone systems. The Company also provides other broadcast business services, including AdParting(R), data delivery services, custom business television and other music-related services.

         Equipment revenues are derived from the sale or lease of audio system-related products, principally sound systems and intercoms, to business music subscribers and other customers. The Company also sells electronic equipment, principally DBS receivers and dishes, as well as proprietary tape playback equipment, audio and video equipment to its franchisees to support their business music services. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a business music contract, such as paging, security and drive-through systems. These revenues also include revenue from the installation, service and repair of equipment installed under a business music contract. Music contract installation revenues are deferred and recognized over the term of the respective contracts.

         Cost of revenues for business services consists primarily of broadcast, delivery, manufacturing, licensing and research costs associated with providing music and other business services to a subscriber or a franchisee. Cost of revenues for equipment represents the purchase cost plus handling, shipping and warranty expenses. Cost of revenues for installation, service and repair consists primarily of service and repair labor and labor for installation that is not associated with new business music subscribers. Installation costs associated with new business music subscribers are capitalized and charged to depreciation expense over ten years.

         Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local and national sales offices. Such expenses also include personnel and other costs in connection with the Company's headquarters functions. A significant portion of commissions and certain other selling costs are capitalized on a successful-efforts basis and charged as amortization expense over the average contract term of five years and, accordingly, are not reflected in selling, general and administrative expenses. The Company capitalized $2.8 million, $3.2 million and $3.3 million of such costs in 1994, 1995 and 1996, respectively. The Company amortizes leasehold improvements over the shorter of the lease term or five years and deferred costs and intangible assets over lives ranging from two and one-half to ten years. These deferred costs and intangible assets consist of the costs associated with subscriber contracts acquired from third parties (typically amortized on an accelerated basis over eight years), commissions and certain other sales related expenses (five years), the acquisition and production costs of a music library (typically five years), organizational expenses related to acquiring certain franchise operations (five years) and capitalized financing costs (over the life of the loans).

         On October 2, 1996, the Company and Capital Corp. completed the offering of $100 million aggregate principal amount (the "Offering") of their 10% Senior Notes due 2003 (the "Senior Notes"). The Senior Notes represent unsecured senior obligations of the Company and Capital Corp., and are senior in right of payment to all subordinated indebtedness and pari passu in right of payment to all senior indebtedness. The Senior Notes mature on October 1, 2003. Interest accrues at a rate of 10% per annum and is payable semi-annually in arrears on April 1 and October 1 to holders of record on the immediately preceding March 15 and September 15, respectively. A portion of the proceeds from the Senior Notes was used to repay existing indebtedness and for additional working capital and other corporate purposes.

         In 1996, the Company adopted, as part of the Offering, a performance-based Amended and Restated Management Option Plan (the "Amended and Restated Option Plan") that replaces an option plan implemented in connection with the acquisition by the Company of substantially all of the assets and business of the Company (the "1992 Acquisition") from a predecessor entity (the "Predecessor"). The options granted under the Amended and Restated Option Plan represent the same proportionate equity interest and carry equivalent exercise prices as the options granted under the original plan. The Company had not been required to record non-cash compensation expense for the original plan because those options were not deemed exercisable. Non-cash compensation expense is determined with respect to options under the Amended and Restated Option Plan based on the difference between the exercise price and the fair value of the partnership units. Such expense is recognized from that date to the date the options actually become exercisable and is recorded as part of the Company's operating income (loss). The Company recorded $60,000 as non-cash compensation expense related to this plan in the fourth quarter of 1996.

         Capital Corp., a wholly-owned subsidiary of the Company was organized on May 8, 1996, has nominal assets and conducts no business operations. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation, the payment of interest and principal on the Senior Notes when due.

RESULTS OF OPERATIONS

         The following table sets forth certain financial information for the periods presented and should be read in conjunction with the Company's Financial Statements, including the Notes thereto:

                                                                             PERCENTAGE CHANGE
                                                                             -----------------
                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                                             1995 VS  1996 VS
                                                    1994(1)  1995     1996     1994    1995
                                                            (DOLLARS IN THOUSANDS)

Revenues:
   Business services:
     Broadcast music.............................. $39,519 $40,664   $42,242   2.9%    3.9%
     On-premise tapes.............................   5,434   4,895     4,368  (9.9)  (10.8)
     Other broadcast..............................   1,227   1,403     1,530  14.3     9.1
     On-premise music video.......................   1,257   1,741     2,108  38.5    21.1
     Audio marketing..............................   1,615   2,027     2,480  25.5    22.3
     In-store advertising.........................     814     913       717  12.2   (21.5)
     Other........................................     544     846     1,140  55.5    34.8
                                                   -------  ------     -----
       Total music and other business services....  50,410  52,489    54,585   4.1     4.0
                                                   -------  ------    ------
Equipment.........................................  23,060  23,901    21,873   3.6    (8.5)
Installation, service and repair..................   9,946  10,491    10,353   5.5    (1.3)
                                                    ------  ------    ------
   Total equipment and related services...........  33,006  34,392    32,226   4.2    (6.3)
                                                    ------  ------    ------
   Total revenues.................................  83,416  86,881    86,811   4.2    (0.1)
Gross profit:
   Business services..............................  36,725  38,024    39,322   3.5     3.4
   Equipment......................................   9,596  10,450    10,316   8.9    (1.3)
   Installation, services and repair..............     (3)      47       147  --       --
                                                    ------  ------    ------
     Total gross profit...........................  46,318  48,521    49,785   4.8     2.6
Gross profit(2)...................................   55.5%   55.8%     57.3%
Selling, general and administrative expenses...... $28,699 $28,496   $31,659  (0.7)   11.1
S, G&A margin(3)..................................   34.4%   32.8%     36.5%
EBITDA(4)......................................... $17,619 $20,025   $18,126  13.7    (9.5)
EBITDA margin(5)..................................   21.1%   23.0%     20.9%
Net loss.......................................... $(7,183)$(5,714)  $(10,823)  --     --

----------------
(1)  Includes the results of Comcast from January 3, 1994.
(2) Gross profit margin represents gross profit as a percentage of total revenues.
(3) S,G&A margin represents selling, general and administrative expenses as a percentage of total revenues.
(4) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. The Company, however, believes that EBITDA provides useful information regarding a company's ability to service and/or incur additional indebtedness.
(5)  EBITDA margin represents EBITDA as a percentage of total revenues.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues. Total revenues decreased 0.1% from $86.9 million in 1995 to $86.8 million in 1996 principally as a result of a 6.3% decrease in equipment and related services offset by a 4.0% increase in business services revenues. Business services revenues increased due to an increase in the number of broadcast music subscribers and an increase in the royalty surcharges paid by franchisees for DBS services. Business services revenues (with the exception of on-premises tape sales) increased at more rapid rates than broadcast music revenues due to the increased marketing of, and increasing customer demand for, on-premise music video and audio marketing services, among others. On-premise tape revenues declined due to the Company's conversion of such customers to broadcast services, primarily DBS transmission. In-store advertising revenues decreased 21.5% principally due to sales to a single customer in 1995 that did not continue into 1996. Royalties and other fees from franchisees and international distributors (included in broadcast music revenues) accounted for $7.8 million or 8.9% of the Company's revenues in 1996, compared with $6.9 million or 7.9% of the Company's revenues in 1995 due to growth in the number of customer locations being served and additional surcharges assessed to franchisees for satellite transmission costs. Equipment revenues decreased 8.5% as the Company maintained its focus on higher margin sales and reduced its participation in lower margin competitively bid equipment sales. Installation, service and repair revenues decreased 1.3% from the level generated in 1995 due to fewer installations and large equipment jobs during 1996.

         Gross Profit. Total gross profit increased 2.6% from $48.5 million in 1995 to $49.8 million in 1996. As a percentage of total revenues, gross profit increased from 55.8% in 1995 to 57.3% in 1996. The improvement in the gross profit percentage in 1996 was due to growth in higher margin business services, such as broadcast music, audio marketing and on-premise music video services, and improved equipment margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.1% from $28.5 million in 1995 to $31.7 million in 1996. As a percentage of total revenues, selling, general and administrative expenses increased from 32.8% in 1995 to 36.5% in 1996. Selling and marketing expenses increased 7.5% from $10.7 million in 1995 to $11.5 million in 1996, primarily attributable to an increase in the salesforce. General and administrative costs increased 13.3% from $17.8 million in 1995 to $20.1 million in 1996, primarily due to additional personnel to support centralization of local and national sales office services and consulting expenses for the Internet MusicServerSM and EchoStar projects, partially offset by lower bad debt expense. General and administrative costs also include $1.4 million in expense write-offs in the fourth quarter of 1996 related to an unconsummated public offering of equity securities.

         Depreciation Expense. Depreciation expense increased 13.3% from $9.4 million in 1995 to $10.6 million in 1996, principally as a result of an increased investment in equipment installed at customers' premises due to an expanded customer base and related to new investments in the EchoStar system and the Internet MusicServerSM service.

         Amortization Expense. Amortization expense increased 7.7% from $8.9 million in 1995 to $9.6 million in 1996. The increase in amortization expense was due to an increase in intangibles related to the increased investment in the expanded customer base.

         Interest Expense. Total interest expense increased 8.4% from $7.5 million in 1995 to $8.1 million in 1996. The increase in interest expense in 1996 compared to 1995 resulted from the $100 million in Senior Notes issued by the Company in October 1996. As a result, the Company's total interest-bearing debt increased from $62.3 million to $101.1 million from 1995 to 1996.

         Extraordinary Items. Extraordinary items reflected nonrecurring noncash charges from the write-off of $3.7 million of deferred financing fees, debt discount and organizational costs and a nonrecurring gain of $3.1 million from the retirement of a redeemable preferred limited partnership interest during the fourth quarter of 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues. Total revenues increased 4.2% from $83.4 million in 1994 to $86.9 million in 1995 principally as a result of a 4.1% increase in business services revenues and a 4.2% increase in equipment and related revenues. Business services revenues increased due to an increase in the number of broadcast music subscribers, offset partially by a reduction in the royalty surcharges paid by franchisees for DBS services. Other business services revenues, with the exception of on-premise tape sales, increased at more rapid rates than broadcast music revenues due to the increased marketing of, and increasing customer demand for, video, audio messaging, and AdParting(R) services, among others. On-premise tape revenues declined due to the Company's conversion of such customers to broadcast services, primarily DBS transmission. Royalties and other fees from franchisees and international distributors (included in broadcast music revenues) accounted for $6.9 million or 7.9% of the Company's revenues in 1995, compared with $6.8 million or 8.2% of the Company's revenues in 1994 due to growth in the number of customer locations being served, partially offset by a planned reduction in DBS surcharges. Equipment revenues increased 3.6% as a result of an increase in leased equipment subscribers. Installation, service and repair revenues increased 5.5% primarily related to large job revenue increases. In-store advertising revenues increased 12.2%, principally due to sales to a single customer in the first quarter of 1995, which did not continue into the last three quarters of the year.

         Gross Profit. Total gross profit increased 4.8% from $46.3 million in 1994 to $48.5 million in 1995. As a percentage of total revenues, gross profit increased slightly from 55.5% in 1994 to 55.8% in 1995. The improvement in the gross profit percentage in 1995 was due to growth in higher margin business services, such as broadcast music, audio marketing and on-premise music video services, and improved equipment margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.7% from $28.7 million in 1994 to $28.5 million in 1995. As a percentage of total revenues, selling, general and administrative expenses declined from 34.4% in 1994 to 32.8% in 1995. Selling and marketing expenses declined 5.1% from $11.3 million in 1994 to $10.7 million in 1995. This decline was primarily attributable to a reduction in local sales offices' administrative and operating support personnel, reduced costs of new product and service research, a decrease in promotional expenses and lower sales award costs, offset somewhat by higher non-capitalized selling costs. General and administrative costs increased 2.1% from $17.4 million in 1994 to $17.8 million in 1995, primarily due to relocation and expansion of the headquarters office, additional personnel to support centralization of local and national sales office services, higher bad debt expense and consulting expenses for the Internet MusicServerSM and EchoStar projects. These increased expenses were partially offset by a decrease in bonuses accrued and expenses incurred in 1994 in connection with an unconsummated financing.

         Depreciation Expense. Depreciation expense increased 14.3% from $8.2 million in 1994 to $9.4 million in 1995, principally as a result of an increased investment in equipment installed at customers' premises due to an expanded customer base, and twelve months of depreciation of the assets acquired in the Comcast Acquisition in 1995 compared to eleven months in 1994.

         Amortization Expense. Amortization expense decreased 7.4% from $9.6 million in 1994 to $8.9 million in 1995. The decline in amortization expense was due to the final amortization in early 1995 of music acquired in the 1992 Acquisition.

         Interest Expense. Total interest expense increased 7.1% from $7.0 million in 1994 to $7.5 million in 1995. The increase in interest expense in 1995 as compared to 1994 was the result of increased borrowing as well as an increase in the effective weighted average interest rate under the Company's existing term loan and revolving credit facility from 10.0% in 1994 to 11.2% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs have been primarily for capital expenditures, business acquisitions, debt service and working capital. As of December 31, 1996, the Company had a working capital surplus of $28.2 million compared with a working capital deficit of $7.4 million as of December 31, 1995. This increase in net working capital for this period was due principally to an increase in cash associated with the Offering of $100 million in Senior Notes in October 1996.

         The Company's investing activities, excluding the Comcast Acquisition, have historically included the purchase of on-premise customer equipment (such as satellite dishes and receivers) and certain capitalized deferred costs related to business acquisitions, obtaining customer contracts and creating master recordings. Capital expenditures were $9.5 million in 1994, $8.1 million in 1995, and $10.9 million in 1996. Additions to deferred costs were $4.3 million in 1994, $4.6 million in 1995, and $5.4 million in 1996. The Company believes that its future investing activities may include acquisitions of the Company's franchisees to further its operating strategy and other acquisitions in addition to these capital expenditures and deferred customer and music acquisition costs.

         The Company's primary sources of liquidity have been cash flows from operations and borrowings. Cash provided by the Company's operations, adjusted for the effect of non-cash items, totaled $17.6 million in 1996, an increase of $3.4 million over the $14.2 million provided in 1995, due primarily to changes in working capital. Net changes in the operating assets and liabilities utilized cash of $4.4 million in 1996 as compared to utilizing cash of $500,000 in 1995. The change in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued expenses.

         A portion of the proceeds from the Offering of the Senior Notes were used to pay off the Company's outstanding debt under a term loan and revolving credit facility provided by Union Bank of Switzerland, New York Branch ("UBS"), and other lenders and subordinated bank debt provided by Barclays Bank PLC, New York Branch ("Barclays"), and retire a redeemable preferred partnership interest of the Company. The remainder of the proceeds from the Offering will be used for general corporate purposes, which may include acquisitions of the Company's franchisees to further its operating strategy, other acquisitions or investment opportunities and working capital. During the fourth quarter of 1996, the Company reported an extraordinary loss of approximately $3.7 million on the write-off of deferred financing fees and debt discount in connection with the extinguishment of the bank debt. In addition, an extraordinary gain of approximately $3.1 million was recorded as a result of the retirement of certain redeemable preferred partnership units of the Company.

         On March 17, 1997, the Company accepted an offer, subject to due diligence, from an interested party, to buy the Company's Spokane, Washington franchise for $1.4 million.

         The Company leases certain facilities under both operating and capital leases. Total lease payments for 1996 under noncancelable leases were $7.8 million. Minimum annual lease payments for 1997 under noncancelable leases are $5.0 million.

         The Company anticipates capital expenditures of between $9.0 and $10.0 million in 1997 and additions to deferred costs and intangible assets of between $5.0 and $6.0 million in 1997. The level of capital expenditures and additions to deferred costs and intangible assets are subject to a variety of factors which may cause these expenditures to exceed the ranges set forth above.

         The Company believes that subsequent to the Offering, its cash flows from operations, borrowing availability and cash on hand will be adequate to support currently planned business operations, capital expenditures and debt service requirements at least through December 1998. If the Company engages in one or more material acquisitions, joint ventures or alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional financing could be required.

         The 1992 Acquisition of the business of the Predecessor by Centre Capital Investors L.P. ("CCI") and certain members of the Company's management provides for contingent earn-out payments ("Earn-Out Payments") of between $5.0 million to $24.0 million to the Predecessor if certain performance measures are achieved in the five years following the transaction. The minimum performance requirement for the $5.0 million Earn-Out Payment requires the Company to achieve a cumulative performance target (as defined in the acquisition documents) over the five-year period ending August 31, 1997. The Company believes that the minimum performance target triggering an Earn-Out Payment will not be reached.

         The Washington State Department of Revenue has levied an assessment against the Predecessor for $1.7 million in sales and use and business and occupation taxes for the period from 1987 through September 1992. Under successor liability statutes in the State of Washington, the Company could, if the Predecessor fails to pay its tax obligation, become liable for the assessment. The assessment is under appeal by the Predecessor. The Company has the right to offset any future payments from the Company to the Predecessor if the Predecessor fails to pay its tax obligation. The Seller and certain of its affiliates have agreed to indemnify the Company for any liabilities in connection with such assessments. Management does not believe that the assessment will have an adverse effect on the Company's financial condition or results of operations.

INFLATION AND CHANGING PRICES

         Management does not believe that inflation and other changing prices have had a significant impact on the Company's operations.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             PAGE
MUZAK LIMITED PARTNERSHIP
     Independent Auditors' Report.........................................................................      23
     Consolidated Balance Sheets as of December 31, 1995 and 1996.........................................      24
     Consolidated Statements of Operations for the years ended December 31, 1994,
       1995 and 1996......................................................................................      25
     Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31,
       1994, 1995 and 1996................................................................................      26
     Consolidated Statements of Cash Flows for the years ended December 31, 1994,
       1995 and 1996......................................................................................      27
     Notes to Financial Statements........................................................................      28

MUZAK CAPITAL CORPORATION
     Independent Auditors' Report.........................................................................      44
     Balance Sheets as of May 8, 1996 (date of inception)and December 31, 1996............................      45
     Note to Financial Statements.........................................................................      46

FINANCIAL STATEMENT SCHEDULE - MUZAK LIMITED PARTNERSHIP
     Valuation and Qualifying Accounts Schedule II (Reg 210.12-09)........................................      47


                          INDEPENDENT AUDITORS' REPORT




General and Limited Partners
Muzak Limited Partnership
Seattle, Washington

         We have audited the accompanying consolidated balance sheets of Muzak Limited Partnership and subsidiary (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Muzak Limited Partnership and subsidiary as of December 31, 1995 and 1996, and their results of operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Seattle, Washington


February 28, 1997
(March 17, 1997, as to Note 11)

                            MUZAK LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                          --------------------------------
                                                                              1995               1996

                                     ASSETS
                                    -------

CURRENT ASSETS:
     Cash and cash equivalents ...................................          $   1,115          $   25,686
     Accounts receivable, net of allowance for doubtful accounts
         of $632 and $496.........................................             15,534              15,600
     Inventories..................................................              3,473               3,722
     Prepaid expenses.............................................              1,543               1,607
     Other........................................................                357                 351
                                                                            ---------          ----------
         Total current assets.....................................             22,022              46,966

Property and equipment, net.......................................             36,586              37,182
Deferred costs and intangible assets, net.........................             36,706              33,765
Other    .........................................................              1,125               1,129
                                                                            ---------          ----------
         Total assets.............................................          $  96,439            $119,042
                                                                            =========            ========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------

CURRENT LIABILITIES:
     Revolving credit facility....................................          $   9,300          $       --
     Accounts payable.............................................              6,818               8,681
     Advance billings.............................................              4,533               4,688
     Accrued interest.............................................              1,312               2,500
     Accrued expenses.............................................              1,590               2,423
     Current portion of long-term obligations.....................              5,911                 482
                                                                            ---------          ----------
         Total current liabilities................................             29,464              18,774

Long-term obligations, net of current portion.....................             47,094             100,620
Unearned installation income......................................              2,786               3,636
Commitments and contingencies (Note 8)............................                 --                  --
Redeemable preferred partnership interests........................             15,722               6,090

PARTNERS' CAPITAL (DEFICIT):
     Limited partners' interests..................................              5,637               2,211
     General partners' interests (deficiencies)...................             (4,264)            (12,289)
                                                                            ---------          ----------
         Total partners' capital (deficit)........................              1,373             (10,078)
                                                                            ---------          ----------
         Total liabilities and partners' capital (deficit)........          $  96,439            $119,042
                                                                            =========            ========


   The accompanying notes are an intergral part of these financial statements

                            MUZAK LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1994             1995           1996


Revenues:

  Music and other business services..........................       $   50,410       $   52,489      $   54,585
  Equipment and related services.............................           33,006           34,392          32,226
                                                                    ----------       ----------      ----------
     Total revenues..........................................           83,416           86,881          86,811
                                                                    ----------       ----------      ----------
Cost of revenues:

  Music and other business services..........................           13,685           14,465          15,263
  Equipment and related services.............................           23,413           23,895          21,763
                                                                    ----------       ----------      ----------
     Total cost of revenues..................................           37,098           38,360          37,026
                                                                    ----------       ----------      ----------
     Gross profit............................................           46,318           48,521          49,785

Selling, general and administrative expenses.................           28,699           28,496          31,659
Depreciation.................................................            8,211            9,382          10,625
Amortization.................................................            9,622            8,909           9,594
                                                                    ----------       ----------      ----------
     Operating income (loss).................................             (214)           1,734          (2,093)

Other income (expense)
   Interest expense..........................................           (6,990)          (7,483)         (8,112)
   Interest income...........................................              103              129             438
   Equity in losses of joint venture.........................               --               --            (225)
   Other expense ............................................              (82)             (94)           (209)
                                                                    ----------       ----------      ----------
                                                                        (6,969)          (7,448)         (8,108)
Loss before extraordinary items..............................           (7,183)          (5,714)        (10,201)
  Extraordinary loss on write-off of deferred financing fees
    and debt discount........................................               --               --          (3,713)
  Extraordinary gain on retirement of redeemable preferred
    partnership interests....................................               --               --           3,091
                                                                    ----------       ----------      ----------
  Net loss...................................................           (7,183)          (5,714)        (10,823)
  Redeemable preferred returns...............................             (933)          (1,029)           (916)
                                                                    ----------       ----------      ----------
  Net loss attributable to general and limited partners......       $   (8,116)      $   (6,743)     $  (11,739)
                                                                    ==========       ==========      ==========


   The accompanying notes are an integral part of these financial statements

                            MUZAK LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                 (IN THOUSANDS)


                                                                      CLASS B
                      GENERAL PARTNERS' CLASS A             CLASS B   LIMITED     PREFERRED  CLASS B        TOTAL LIMITED
                         INTERESTS      LIMITED   CLASS A   LIMITED   PARTNERS'    LIMITED   PARTNERSHIP PARTNERS' INTERESTS  TOTAL
                      ----------------                                                                   ------------------ ------
                        NUMBER         PARTNERS'  PUT/CALL PARTNERS' SUBSCRIPTIONS PARTNERS'  UNIT   NUMBER         NUMBER
                          OF   AMOUNT  INTERESTS  OPTIONS  INTERESTS RECEIVABLE  INTERESTS  OPTIONS OF UNITS AMOUNT OF UNITS AMOUNT
                         UNITS



Balance, January 1, 1994 9,101 $ 6,044   $ 888  $   624   $1,058     $(567)     $   --  $  --     4,326  $2,003   13,427    $ 8,047
  Net loss..............        (4,802)   (887)    (561)    (933)                                        (2,381)             (7,183)
  Payment of foreign
    income taxes . . . .           (43)     (8)      (5)      (8)                                           (21)                (64)
   Preferred return on
    redeemable preferred
    interests ..........          (624)   (115)     (73)    (121)                                          (309)               (933)

  Contributions by
    partners ..........                             967      175      (246)      7,000            4,663   7,896    4,663      7,896
  Principal payments on
    subscriptions
    receivable ..........                                              180                                  180                 180
                         ------ -------   -----  -------   ------     -----      ------          -------  ------  -------    -------

Balance, December 31,
  1994.................. 9,101     575    (122)     952      171      (633)      7,000     --     8,989   7,368   18,090      7,943
    Net loss.............       (3,690)   (682)    (621)    (721)                                        (2,024)             (5,714)
  Payment of foreign
    income taxes.......            (51)    (14)      (9)     (12)                                           (35)                (86)
  Preferred return on
    redeemable preferred
    interests...........          (665)   (123)    (112)    (129)                                          (364)             (1,029)
  Preferred return on
    preferred limited
    partners' interests.          (433)    (80)     (73)     (85)                  671                      433                 --
  Principal payments on
    subscriptions
    receivable..........                                               259                                  259                 259
                         -----  -------  -------    ---     -----     -----      -----  -----     -----   -----   ------      -----
Balance, December 31,
1995.................... 9,101  (4,264)  (1,021)    137     (776)     (374)      7,671     --     8,989   5,637   18,090      1,373
  Net loss..............        (6,973)  (1,288) (1,172)  (1,390)                                        (3,850)            (10,823)
  Payment of foreign
    income taxes.......            (54)    (11)      (9)     (10)                                           (30)                (84)
  Preferred return on
    redeemable preferred
    interests...........          (591)   (109)     (99)    (117)                                          (325)               (916)
  Preferred return on
    preferred limited
    partners' interests.          (407)    (75)     (69)     (81)                  632                      407                  --
 Principal payments on
    subscriptions
    receivable..........                                               207                                  207                 207
 Capital contribution
    from noncash
    incentive
    compensation......                                                                     60                60                  60
 Contribution by
    partner........                                          105                                     60     105       60        105
                          ----  -------   -----  -------   ------     -----      ------  -----   -------  ------  -------      ----

Balance, December 31,
   1996........        9,101 $(12,289) $(2,504) $(1,212) $(2,269)    $(167)     $8,303   $ 60     9,049  $2,211   18,150   $(10,078)
                      ======  ========  ======= ======   =======     ======     ======   =====  =======  ======  =======    ========


   The accompanying notes are an integral part of these financial statements

                            MUZAK LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                          1994           1995            1996

OPERATING ACTIVITIES
  Net loss.......................................................     $ (7,183)       $ (5,714)        $(10,823)
  Adjustments to reconcile net loss to net cash provided by operating activities:
        Provision for doubtful accounts..........................          610             810              472
      Depreciation...............................................        8,211           9,382           10,625
      Amortization, net of deferred financing costs..............        9,622           8,909            9,594
      Deferred financing cost amortization.......................        1,159           1,310`           1,042
      Equity in losses of joint venture..........................           --              --              225
      Noncash incentive compensation.............................           --              --               60
      Extraordinary loss on write-off of deferred financing fees
        and debt discount........................................           --              --            3,713
      Extraordinary gain on retirement of redeemable preferred
        partnership interests....................................           --              --           (3,091)
      Loss on write-off of equity offering costs.................           --              --            1,353
  Changes in operating assets and liabilities:
      Accounts receivable........................................       (1,890)           (476)            (555)
      Inventories................................................         (259)            597             (461)
      Accounts payable...........................................        1,970          (1,267)           1,863
      Accrued interest...........................................          371            (916)             834
      Accrued expenses...........................................          827             293            1,188
      Advance billings...........................................        1,200             194              155
      Unearned installation income...............................        1,099           1,110              850
      Other, net.................................................          (79)            (35)             510
                                                                      --------        --------       ----------
      Net cash provided by operating activities..................       15,658          14,197           17,554
                                                                      --------        --------       ----------

INVESTING ACTIVITIES
  Additions to property and equipment............................       (9,531)         (8,116)         (10,913)
  Additions to deferred costs and intangible assets..............       (4,273)         (4,641)          (5,424)
  Acquisitions of businesses and ventures, net of cash acquired .      (33,294)           (557)              --
  Other, net.....................................................           52               3             (291)
                                                                      --------        --------       ----------
      Net cash used in investing activities......................      (47,046)        (13,311)         (16,628)
                                                                      --------        --------       ----------
FINANCING ACTIVITIES
  Proceeds from issuance of senior notes ........................           --              --          100,000
  Borrowings (repayment) under revolving notes payable, net......        2,250           3,300           (9,300)
  Borrowings on term debt........................................       34,034              --               --
  Principal payments on term debt................................      (11,500)         (4,111)         (53,489)
  Payment of financing fees......................................           --              --           (5,802)
  Retirement of redeemable preferred partnership interests ......           --              --           (7,456)
  Payments on other long-term debt...............................         (986)            (30)            (123)
  Payments under capital leases..................................         (413)           (432)            (414)
  Contributions by partners......................................        8,076             259              312
  Other, net.....................................................          (64)           (202)             (83)
                                                                      --------        --------       ----------
      Net cash provided by (used in) financing activities........       31,397          (1,216)          23,645
                                                                      --------        --------       ----------
      Net increase (decrease) in cash and cash equivalents.......            9            (330)          24,571
CASH AND CASH EQUIVALENTS, beginning of period...................        1,436           1,445            1,115
                                                                      --------        --------      -----------
CASH AND CASH EQUIVALENTS, end of period.........................     $  1,445        $  1,115      $    25,686
                                                                      ========        ========      ===========

 The accompanying notes are an integral part of these financial statements

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      THE COMPANY AND ITS BUSINESS:

         Muzak Limited Partnership (the "Company") provides business music services and also produces, markets and sells broadcast data delivery, video, audio marketing and in-store advertising services through a network of domestic and international franchises and owned operations. The franchisees are charged a fee based on their revenues, as well as certain other fees, in exchange for broadcast music, marketing, technical and administrative support. The Company and its franchisees also sell, install and maintain electronic equipment related to the Company's business.

         The Company's music is primarily sold for use in public areas, such as retail establishments and restaurants, and work areas, such as business offices and manufacturing facilities. Services are distributed through direct broadcast satellite transmission, local broadcast transmissions and pre-recorded tapes played on the customers' premises.

         The Company is subject to certain business risks which could affect future operations and financial performance. These risks include rapid technological change, competitive pricing, concentrations in and dependence on satellite delivery capabilities, and development of new services.

     BUSINESS ACQUISITIONS

         As of September 1, 1992, the Company commenced operations in its current form (the "Partnership") through an acquisition (the "1992 Acquisition") of substantially all of the assets, including the right to operate under its current name, from a predecessor partnership (the "Seller"). The 1992 Acquisition was accounted for as a purchase with the purchase price allocated to the individual assets, based on their estimated fair values at the date of acquisition.

         On January 31, 1994, the Company acquired substantially all the net assets of Comcast Sound Communications, Inc. ("Comcast"), previously the Company's largest franchisee. The net assets were acquired for approximately $33 million, including a $5 million redeemable preferred partnership interest issued to Comcast and closing costs. The acquisition was financed through additional bank borrowings and the contribution of certain assets by Comcast in exchange for a redeemable preferred partnership interest. The transaction was accounted for as a purchase with the purchase price allocated to the individual assets based on the fair values at the date of acquisition.

     PUBLIC OFFERING

         In August 1996, the general and limited partners authorized a plan for the filing of a registration statement for the underwritten public offering of 10% senior notes (the "Offering"). The Offering closed on October 2, 1996. A portion of the net proceeds of the Offering were used to repay certain bank debt and other indebtedness and to repurchase the Company's Class C redeemable preferred partnership interest. The Company anticipates using the remaining portion of the net proceeds for certain strategic investments and other general corporate purposes.

                           MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Cash and cash equivalents at December 31, 1996 include approximately $23 million of commercial paper. The remaining balance of cash and cash equivalents at December 31, 1996 and the entire balance at December 31, 1995 is held at various institutions throughout the United States.

     INVENTORIES

         Inventories consist primarily of electronic equipment and are recorded at the lower of cost (first-in, first-out) or market.

     PROPERTY AND EQUIPMENT

         Property and equipment consist primarily of equipment provided to subscribers and machinery and equipment, recorded at cost. Major renewals and betterments are capitalized to the property accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.

         Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets, ranging from five to forty years. Assets acquired under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related leases.

     DEFERRED COSTS AND INTANGIBLE ASSETS

         Income-producing contracts, acquired through acquisitions, are being charged to amortization expense on an accelerated method over the period of their expected benefit of eight years. Deferred financing costs are charged to interest expense on the effective interest method over the term of the related agreements. Other deferred costs and intangible assets are recorded at cost and are being charged to amortization expense over their estimated useful lives or the period of their expected benefit ranging from two and one-half to ten years.

         The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may indicate that the carrying amount is not recoverable. To date, no impairment has been indicated. Should there be an impairment in the future, the Company will measure the impairment based on the discounted expected future cash flows from the impaired assets.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

     REVENUE RECOGNITION

         Revenues are recognized in the month that the services are provided. Fees from franchisees are recognized as music revenues in the month that the franchisee generates its revenues. Equipment and related services revenues are recorded in the period that the installation is completed.

     ADVANCE BILLINGS

         The Company bills certain customers in advance for contracted music and other business services. Amounts billed in advance of the service period are deferred when billed and recognized as revenue in the period earned.

     UNEARNED INSTALLATION INCOME

         The Company defers recognition of income from the installation of equipment provided to subscribers and recognizes these amounts as revenue on a straight-line basis over the average subscriber service period.

     INCOME TAXES

         The income tax effects of all earnings or losses of the Company are passed directly to the partners. Payment of foreign income taxes is reflected as a reduction to the partners' capital accounts. Thus, no provision or benefit for federal, state, local or foreign income taxes is required.

     ACCOUNTING FOR EQUITY-BASED COMPENSATION

         The Company, as allowed, continues to measure equity-based compensation using Accounting Principles Board Opinion Number 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument when awarded.

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires the disclosure of the pro forma net loss had the Company adopted the fair value method as of the beginning of 1995. The Company has calculated the pro forma net loss under SFAS 123 using a multiple option valuation approach and certain weighted-average assumptions deemed reasonable by management. These assumptions included, among other things, a risk free interest rate of 5.0%, an expected life of 2 years, a partnership unit volatility of 0.001% and no partnership distributions over the expected life. The compensation expense which would be recognized under SFAS 123 would not be significantly different than reported under APB 25 in 1996. No compensation expense would be reported in 1995 as the management option plan was amended which changed the terms of options granted, as described in Note 10. The impact of these pro forma adjustments may not be indicative of future pro forma adjustments, as various assumptions and estimates were employed and additional awards in future years may occur.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED):

     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates fair value for the same or similar issues available to the Company for debt with similar remaining maturities.

     EUROPEAN JOINT VENTURE

         In 1995, the Company entered into a joint venture agreement to provide business music services in Europe ("Muzak Europe"). This joint venture is accounted for using the equity method as the Company owns 50% of that venture but does not have a controlling interest. Equity in losses of joint venture in the accompanying consolidated statements of operations include the Company's share of net losses. As of December 31, 1996, the joint venture had total assets of $7,814,000 and total liabilities of $6,662,000. As of December 31, 1996, the carrying value of the joint venture on the Company's books was $800,000.

         The Company uses the foreign countries' local currency as the functional currency for its overseas operations. The translation gains and losses resulting from the remeasurement of the foreign operations' financial statements are insignificant.

     PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Muzak Capital Corporation. All significant intercompany accounts and transactions have been eliminated upon consolidation.

     USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

         Certain reclassifications have been made to the 1995 balances to conform to the classifications used in 1996. These reclassifications had no effect on net loss attributable to general and limited partners or partners' capital (deficit) as previously reported.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       PROPERTY AND EQUIPMENT, NET:

         Property and equipment consist of the following (in thousands):

                                                                             DECEMBER 31,
                                                                         ----------------------
                                                                        1995              1996


         Equipment provided to subscribers.....................      $  42,847         $  49,340
         Machinery and equipment...............................          7,628            10,745
         Vehicles..............................................          2,872             3,072
         Furniture and fixtures................................          2,133             2,260
         Land and buildings....................................            858               858
         Leasehold improvements................................            833               916
                                                                      ---------         ---------

             Total property and equipment......................         57,171            67,191
         Less--accumulated depreciation and amortization.......        (20,585)          (30,009)
                                                                     ---------         ---------
                                                                     $  36,586         $  37,182
                                                                     =========         =========



4.       DEFERRED COSTS AND INTANGIBLE ASSETS, NET:

         Deferred costs and intangible assets consist of the following (in thousands):
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                        1995              1996


          Income producing contracts............................      $ 39,826         $  39,830
          Deferred subscriber acquisition costs.................         7,784            11,056
          Master recording rights and deferred production costs.         7,770             9,883
          Organization costs....................................         5,783             4,432
          Deferred financing costs..............................         4,454             4,423
          Non-compete agreements................................           846               846
          Other.................................................           702               758
                                                                      --------         ---------
              Total deferred costs and intangible assets........        67,165            71,228
          Less--accumulated amortization........................       (30,459)          (37,463)
                                                                      --------         ---------
                                                                      $ 36,706         $  33,765
                                                                      ========         =========


         During 1996, the Company capitalized $1,353,000 of expenses associated with an initial underwritten public offering of its equity securities. In August 1996, the Company postponed the equity offering. These deferred financing costs were charged to selling, general and administrative expenses in the fourth quarter.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       LONG-TERM OBLIGATIONS:

         Long-term obligations are summarized as follows (in thousands):

                                                                             DECEMBER 31,
                                                                       -----------------------

                                                                        1995              1996


          Senior notes..........................................      $     --         $ 100,000
          Variable rate senior term loan........................        40,989                --
          Fixed rate subordinated note, net of unamortized
            discount of $1,536..................................        10,964                --
          Capital lease obligations.............................           762               935
          Other.................................................           290               167
                                                                      --------         ---------
              Total long-term obligations.......................        53,005           101,102
          Less--current portion.................................        (5,911)             (482)
                                                                      --------         ---------
                                                                      $ 47,094         $ 100,620
                                                                      ========         =========

     SENIOR NOTES

         The senior notes were issued as part of the Offering as discussed in
Note 1. These unsecured notes bear interest at 10% and are due on October 1, 2003. The notes require the maintenance of certain covenants that, among other things, require the Company to meet a certain fixed-charge ratio, restrict the Company's ability to incur additional debt, as well as limit the Company's ability to make certain investments and distributions to partners.
The Company is in compliance with these covenants at December 31, 1996.

         The Company has the option to redeem up to 35% of the senior notes during the first three years after the Offering with the proceeds from an equity offering, at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest. The entire balance of the senior notes is redeemable at the option of the Company, in whole or in part, beginning October 1, 2000. The redemption price is 105% of par value through October 1, 2001, 102.5% through October 1, 2002, and 100% thereafter, through maturity.

     CREDIT AGREEMENTS

         The variable rate senior term loan was a $46,600,000 term loan (the "Credit Agreement") with a group of banks for which Union Bank of Switzerland (the "Agent Bank"), an affiliate of a limited partner, was acting as the agent. The Credit Agreement also included a $13,000,000 revolving credit facility. The terms of the Credit Agreement required the Company to meet certain financial ratios and performance criteria and impose restrictions on capital spending, the incurrence of additional debt, and distributions to partners, among other things. Distributions to partners were limited to distributions that offset tax liabilities to the partners resulting from the Company's taxable income. Substantially all of the Company's assets and proceeds from certain insurance policies were pledged as collateral under the Credit Agreement. The senior term loan was repaid on October 2, 1996, with a portion of the net proceeds from the Offering.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       LONG-TERM OBLIGATIONS, (CONTINUED):

         The fixed rate subordinated note (the "Subordinated Note") was obtained from a group of banks that were issued options to purchase Class A limited partnership units (the "Put/Call Units") in connection with this credit arrangement. The value of these Put/Call Units was accounted for as debt discount and amortized on the effective interest method over the expected term of this note until it was repaid in October 1996 with a portion of the net proceeds from the Offering. The Subordinated Note required the Company to maintain certain performance criteria and covenants, similar to, but less restrictive than the Credit Agreement. Substantially all of the Company's assets and proceeds from certain insurance policies were pledged as collateral under this agreement.

     INTEREST RATES AND PAYMENTS

         The senior notes require semi-annual interest payments of 10%. Interest under the Credit Agreement was paid at an interest rate based on the Agent Bank's prime rate or LIBOR in quarterly installments. During the years ended December 31, 1994, 1995 and 1996, the effective weighted average interest rates on borrowings under the Credit Agreement were 10.0%, 11.2%, and 10.9%, respectively, including the effects of the interest rate swap agreement described below. Interest under the Subordinated Note was paid in semi-annual installments at a rate of 12.5%, an effective rate of 14.8%, after amortization of the debt discount. The capital lease obligations require monthly installments of interest at a weighted average interest rate of approximately 8.4%. Total cash paid for interest on long-term obligations was approximately $5,460,000, $5,760,000 and $5,880,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     FUTURE MATURITIES

         Total future maturities of long-term obligations, including capital leases, for the five years following December 31, 1996 are: $482,000 in 1997, $293,000 in 1998, $226,000 in 1999, $83,000 in 2000, $8,000 in 2001, and
$100,010,000 thereafter.

     CAPITAL LEASES

         Assets acquired under capital leases were $460,000, $489,000 and $579,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Assets recorded under capital leases were $1,141,000 and $1,495,000 with accumulated amortization of $307,000 and $522,000 as of December 31, 1995 and 1996, respectively.

     INTEREST RATE HEDGING

         The Company had entered into an interest rate swap agreement with the Agent Bank that effectively fixed the rate on $10,000,000 of the debt under the Credit Agreement at December 31, 1995. Net settlements were recorded in interest expense. The interest rate swap agreement was terminated in October 1996 in connection with the Offering.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       LONG-TERM OBLIGATIONS, (CONTINUED):

     FINANCING COSTS PAID TO RELATED PARTIES

         Prior to the Offering discussed in Note 1, the Agent Bank was an affiliate of a Class A limited partner. In addition, the Subordinated Noteholder held the Put/Call Units. During the years ended December 31, 1994, 1995 and 1996, the Company incurred interest expense related to these credit facilities of $6,888,000, $7,367,000, and $5,489,000, respectively. Of these amounts,
$1,336,000 and $0 are accrued at December 31, 1995 and 1996, respectively. In addition, the Company paid fees to the holders of the senior and subordinated notes payable of $1,943,000, $122,000, and $0 in 1994, 1995 and 1996,
respectively, related to amendments to the Credit Agreement and the subordinated note agreement, as well as bank charges, legal costs and agency fees. During the year ended December 31, 1994, the Company paid the general partner $474,000 for its efforts related to obtaining the Company's credit facilities and acquiring Comcast.

6.       EXTRAORDINARY ITEMS:

         In conjunction with the Offering, the Company used a portion of the net proceeds to repay the entire balance of the bank debt outstanding as of October 1, 1996. The unamortized portion of the related loan origination fees and loan discount totaling approximately $3,713,000 were written-off as an extraordinary loss at the time of the repayment. A portion of the net proceeds from the Offering were also used to repurchase the Company's Class C redeemable preferred partnership interest for $7,457,000. The recorded value of the redeemable limited partnership interest was approximately $10,548,000, resulting in a extraordinary gain of $3,091,000.


7.       BENEFIT PLANS:

     DEFINED CONTRIBUTION PLAN

         The Company maintains a defined contribution savings and retirement plan (the "Benefit Plan") that covers substantially all of the Company's employees. Under the savings portion of the Benefit Plan, eligible employees may contribute from 1% to 14% of their compensation per year, subject to certain tax law restrictions. The Company has the option to make a matching contribution of up to a maximum of 100% of the first 3% and 50% of the next 3%, up to 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the Company's contributions under the savings portion of the Benefit Plan. For the savings portion of the Benefit Plan, the Company recorded contribution expense of $170,000, $181,000 and $439,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

         Contributions under the retirement portion of the Benefit Plan are determined annually by the Company at its discretion for up to 3% of the eligible employee's compensation. The employees vest in the retirement portion of the Benefit Plan ratably over five years, but become fully vested in the event of death, disability or the attainment of the age of 65. The Company recorded $260,000 of contribution expense related to the retirement portion of the Benefit Plan for the year ended December 31, 1994. No amounts were recorded for the years ended December 31, 1995 and 1996.

                           MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       BENEFIT PLANS, (continued):

     MULTI-EMPLOYER DEFINED CONTRIBUTION PLANS

         The Company participates in several multi-employer defined contribution benefit plans that provide benefits to employees covered by certain labor union contracts. The amount of expense related to contributions to these plans was approximately $110,000, $108,000 and $136,000 for the years ended December 31, 1994, 1995 and 1996. These amounts were determined by union contract and the Company does not administer or control the funds.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       COMMITMENTS AND CONTINGENCIES:

     LEASES

         The Company leases certain facilities and equipment under both operating and capital leases. In addition, the Company has entered into agreements to obtain satellite channel capacity and subsidiary communication authorization rights for the transmission of programs to the Company's customers. Total rental expense under operating leases was approximately $6,384,000, $7,698,000 and $7,751,000 for the years ended December 31, 1994,
1995 and 1996, respectively.

         Future annual minimum lease payments under noncancelable operating leases for the years ended December 31 are as follows (in thousands):


          1997............................................      $ 4,962
          1998............................................        4,075
          1999............................................        3,322
          2000............................................        2,983
          2001............................................        1,229
          Thereafter......................................        1,578
                                                                -------
          Total...........................................      $18,149
                                                                =======

     MUSIC LICENSES

         In the ordinary course of the Company's business, the Company has agreements with various organizations for the rights to rerecord and play music in public spaces. The expenses incurred under these agreements were approximately $3,971,000, $3,385,000 and $3,578,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     JOINT VENTURE GUARANTEE

         The Company has agreed to make pro rata equity contributions to Muzak Europe to the extent necessary to enable Muzak Europe to maintain minimum net worth requirements under an outstanding credit facility. As of December 31, 1996, the amount outstanding under the credit facility was $1,744,000.

     CONTINGENT PURCHASE CONSIDERATION

         The 1992 asset purchase agreement, as amended ("Purchase Agreement"), provides for contingent payments to the Seller if certain performance levels are achieved in the five years following the closing of the 1992 Acquisition. If the performance levels are achieved, the Company will owe the Seller additional purchase prices of $5 million to $24 million. Any such payments, if earned, will be allocated to the assets acquired or, if applicable, recorded as additional purchased assets. No amounts have been paid or accrued as of December 31, 1995 or 1996 pursuant to this provision, as the possibility of obtaining the required performance objectives has been deemed remote by management.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       COMMITMENTS AND CONTINGENCIES,(continued):

     TAXES

         An assessment was made against the Seller resulting from an audit performed by the Washington State Department of Revenue for sales and use and business and occupation taxes paid for during the period from 1987 through September 1992. Under successor liability statutes in the state of Washington, the Company could, if the Seller fails to pay its tax obligation, become liable for the assessment outstanding against the Seller of approximately $1,700,000. This assessment is under appeal by the Seller. The Seller and certain of its affiliates have agreed to indemnify the Company for any liabilities in connection with such assessment. The Company's management does not believe that the assessment will have an adverse effect on the Company's financial condition or results of operations.

     EMPLOYMENT AGREEMENTS

         The Company has five-year employment agreements with certain senior executive officers. These five-year agreements, expiring August 31, 1997, provide certain benefits to the officers if involuntarily terminated by the Company. As of December 31, 1995 and 1996, no amounts have been accrued related to these agreements.

     LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings which arise in the ordinary course of business. Company management believes none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

9.       REDEEMABLE PREFERRED PARTNERSHIP INTERESTS:

         As of December 31, 1996, the redeemable preferred partnership interests is comprised of a Class C-1, nonvoting preferred partnership interest that does not participate in the Company's profits or losses. A summary of this interest and its accumulated return by period along with a summary of a Class C, nonvoting partnership interest, that also did not participate in the Company's profits or losses, are as follows (in thousands):




                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       REDEEMABLE PREFERRED PARTNERSHIP INTERESTS, (continued):

                                                                     CLASS C          CLASS C-1          TOTAL

          Balance, January 1, 1994.............................      $  8,760          $     --         $  8,760
             Class C-1 contribution............................            --             5,000            5,000
             Preferred return..................................           613               320              933
                                                                     --------          --------         --------
          Balance, December 31, 1994...........................         9,373             5,320           14,693
             Preferred return..................................           657               372            1,029
                                                                     --------          --------         --------
          Balance, December 31, 1995...........................        10,030             5,692           15,722
             Preferred return..................................           518               398              916
             Repurchase of Class C interests...................       (10,548)               --          (10,548)
                                                                     --------          --------          -------
          Balance, December 31, 1996...........................      $     --          $  6,090         $  6,090
                                                                     ========          ========         ========

     CLASS C INTEREST

         The Class C limited partner was entitled to receive the amount of its initial contribution of $8,000,000, plus a return of 7% compounded annually, as discussed in Note 6. The Company repurchased the Class C limited partner's interest with a portion of the net proceeds from the Offering in October 1996.

     CLASS C-1 INTEREST

         The Class C-1 limited partner is entitled to receive the amount of its initial contribution of $5,000,000, plus a return of 7%, compounded annually, through January 31, 2004, the date of redemption. The Class C-1 limited partner may become, at its option, a participating partner. Upon becoming a participating partner, the Class C-1 limited partner will forfeit any accrued portion of the return. If it has not previously become a participating partner, the Class C-1 limited partner is entitled to a preference in liquidation equal to its contribution plus accumulated return. Unless the Class C-1 interest becomes a participating interest, a general partner may, at its sole discretion, require the Class C-1 limited partner to exchange its interest for a note equal to its then aggregate liquidation preference amount. If such exchange occurs prior to the time the Class C-1 limited partner has the opportunity to obtain participation status, the Class C-1 limited partner will also be issued an option to acquire the participating interest on substantially the same terms as if such exchange had not occurred. If the Class C-1 limited partner has not obtained participation status, or has not exchanged such units for notes, on or prior to January 31, 2004, the Company is required to redeem such units for an amount equal to the Class C-1 contribution plus accumulated return.

10.      PARTNERS' CAPITAL (DEFICIT):

         Partners' capital (deficit) is comprised of two general partners; Class A limited partners and Class B limited partners; Put/Call Units, and; preferred limited partners' interests.

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      PARTNERS' CAPITAL (DEFICIT), (continued):

     PUT/CALL UNITS

         In connection with obtaining the fixed-rate subordinated note payable, the Company issued an option to purchase 1,529,898 units of Class A limited partnership interests to a lender, for an aggregate exercise price of $10. These units are currently exercisable. The estimated value of the Put/Call Units was recorded as a debt discount and is being amortized as an adjustment to interest expense over the expected term of the related debt obligation until it was repaid in October, 1996.

     SUBSCRIPTIONS RECEIVABLE

         Officers and key employees of the Company have acquired limited partnership interests, a portion of which were financed with subscription notes. As of December 31, 1995 and 1996, the Class B limited partners' capital accounts were reduced by subscription notes receivable. Interest income on the subscriptions receivable totaled $51,000, $49,000 and $27,000 for the years ended December 31, 1994, 1995 and 1996.

     PREFERRED LIMITED PARTNERS' INTERESTS

         The preferred limited partners' interests, which were issued on November 4, 1994, do not participate in the Company's profits or losses. Such limited partners are entitled to receive an 8% return, compounded quarterly, on the amount of their initial contribution and are generally entitled to a priority on distributions from the Company. At December 31, 1995 and 1996, the return was credited to the preferred limited partners. These limited partners are also entitled to a preference in liquidation equal to their initial contribution plus accumulated and unpaid return. Upon the occurrence of certain events, the units may, at the option of the Company, be redeemed by the Company for an amount equal to the then aggregate liquidation preference amount. The units (and any accrued and unpaid return) may, at the option of the holder, be converted into units of Class B limited partnership interest at any time.

     MANAGEMENT OPTION PLAN

         Certain limited partners and key employees of the Company have the ability, under certain conditions, to exercise options to purchase units of Class B limited partnership interests (the "Class B Interests") as established in the management option plan (the "Option Plan").

         Through October 1, 1996, the Company could grant 1,869,545 units of Class B Interests, that vested at a rate of 20% per year, based on specific performance standards. The options did not vest prior to October 1, 1996, as these performance standards were not met.

         Effective October 2, 1996, the Company amended the Option Plan (the "Amended and Restated Option Plan") to, among other things, decrease the number of options the Company could grant to 1,840,000 and change the required performance standards. The options now vest according to the following schedule:
5% of the options vest on the first anniversary of the Company's Offering, 5% of the options vest on the second anniversary of the Company's Offering, the remaining 90% vests

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      PARTNERS' CAPITAL (DEFICIT), (continued):

ratably at each calendar year end over a five-year period beginning January 1, 1997, and becomes exercisable if certain performance standards are met. All options expire on October 1, 2003.

         Activity under the Option Plan and option price information is as follows:

                                                                                                    WEIGHTED
                                                         NUMBER OF OPTIONS       RANGE OF            AVERAGE
                                                                              EXERCISE PRICE     EXERCISE PRICE


Outstanding, January 1, 1994.........................        1,634,545            $1.00                 1.00
   Options granted...................................          165,000          1.50-1.75               1.60
   Options forfeited.................................          (85,000)           1.00                  1.00
                                                           -----------      -------------            -------

Outstanding, December 31, 1994.......................        1,714,545          1.00-1.75               1.06
   Options granted...................................          150,000            1.75                  1.75
   Options forfeited.................................          (30,000)           1.00                  1.00
                                                           -----------      -------------            -------

Outstanding, December 31, 1995.......................        1,834,545          1.00-1.75               1.12
   Options granted...................................           40,000            3.00                  3.00
   Options forfeited.................................          (75,000)           1.00                  1.00
                                                           -----------      -------------            -------

Outstanding, December 31, 1996.......................        1,799,545         $1.00-3.00            $  1.16
                                                           ===========      =============            =======


         As of December 31, 1996, no options are currently exercisable. The Company has recognized $60,000 in compensation expense for the year ending December 31, 1996 related to the portion of the options that are exercisable automatically under the Amended and Restated Option Plan. No compensation expense has been recognized for the portion of the options which vest based on performance standards, as management, at this time, has deemed the probability of meeting the performance standards remote.

     OTHER PARTNERSHIP UNIT OPTIONS

         On December 19, 1996, the Board of Directors granted a member of the Board 30,000 options to purchase Class B limited partnership units for $3.00/unit. These options vest ratably over a five-year period and expire in September 2003. No options are currently exercisable. At December 31, 1996, no compensation expense has been recorded for these options, as management's estimate of the market value approximates the exercise price. This member was also offered the right to purchase up to 200,000 additional Class B limited partnership units at $3.00 per unit.

     PUT OPTION

         After September 4, 1998, a general partner and certain of the Class A limited partners can require the Company to purchase limited partnership units held by them at fair market value. However, such right may not be exercised if the purchase of units would have a material adverse effect

                            MUZAK LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      PARTNERS' CAPITAL (DEFICIT), (continued):

on the Company or would be in contravention of any then existing agreement to which the Company is a party.

     ALLOCATION OF PROFITS AND LOSSES

         Losses are allocated among the general partners and Class A and B limited partners based upon the total of the interests held by each individual, including the Put/Call Units under option, as a percentage of the total of all such interests.

11.      SUBSEQUENT EVENT:

         On March 17, 1997, the Company accepted an offer, subject to due diligence, from an interested party, to buy the Company's Spokane, Washington franchise for $1.4 million.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Muzak Capital Corporation
Seattle, Washington

         We have audited the accompanying balance sheets of Muzak Capital Corporation (the "Company") as of May 8, 1996 (date of inception) and December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Muzak Capital Corporation as of May 8, 1996 (date of inception) and December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Seattle, Washington


February 28, 1997

                            MUZAK CAPITAL CORPORATION

                                 BALANCE SHEETS


                                                                            MAY 8, 1996
                                                                             (DATE OF        DECEMBER 31,
                                                                             INCEPTION)          1996
                                                                             ---------           ----

ASSETS
   Cash......................................................................  $  1              $   1
                                                                               ====              =====

STOCKHOLDER'S EQUITY
   Preferred Stock--authorized 10,000,000 shares of $0.01 par value each;
    no shares issued and outstanding.........................................  $ --              $  --
   Common Stock--authorized 30,000,000 shares of $0.01 par value each; 100
   shares issued and outstanding.............................................     1                  1
                                                                               ----              -----

   Total.....................................................................  $  1              $   1
                                                                               ====              =====

                            MUZAK CAPITAL CORPORATION

                          NOTE TO FINANCIAL STATEMENTS

         Muzak Capital Corporation (the "Company") (formerly Muzak, Inc.), a wholly-owned subsidiary of Muzak Limited Partnership ("MLP"), was formed on May 8, 1996. The Company filed a registration statement along with MLP for the underwritten offering of senior notes of which the Company and MLP are co-issuers. The offering closed in October 1996. The Company is dependent upon results of operations and cash flow of MLP to meet debt service obligations of the senior notes. No activity has occurred from May 8, 1996 (date of inception) through December 31, 1996; therefore, statements of operations and cash flows have not been included herein.

                            MUZAK LIMITED PARTNERSHIP
                        VALUATION AND QUALIFYING ACCOUNTS
                          SCHEDULE II (REG. 210.12-09)



                                                                   ADDITIONS          DEDUCTIONS
                                                         ------------------------
                                           BALANCE AT    CHARGED TO    CHARGED TO    WRITE-OFFS,     BALANCE
                                            BEGINNING     COSTS AND       OTHER        NET OF       AT END OF
               DESCRIPTION                  OF PERIOD     EXPENSES     ACCOUNTS(a)   RECOVERIES      PERIOD


JANUARY 1 THROUGH DECEMBER 31, 1996
Allowance for Doubtful Accounts.......      $632,000      $472,000                    ($608,000)    $496,000
                                            ========      ========                    ==========    ========
JANUARY 1 THROUGH DECEMBER 31, 1995
Allowance for Doubtful Accounts.......      $736,000      $810,000                    ($914,000)    $632,000
                                            ========      ========                    ==========    ========
JANUARY 1 THROUGH DECEMBER 31, 1994
Allowance for Doubtful Accounts.......      $558,000      $610,000      $359,000      ($791,000)    $736,000
                                            ========      ========      ========      ==========    ========

-----------------

(a)   Related to 1/31/94 Comcast Acquisition


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The Board of Directors of Music Holdings Corp. ("Music Holdings"), an affiliate of Centre Partners and the general partner of MLP Acquisition L.P. ("MLP Acquisition"), the managing general partner of the Company, functions as the governing body of the Company. MLP Acquisition was organized to act as managing general partner of the Company, MLP Administration Corp. ("MLP Administration") was organized to act as the administrative general partner of the Company, and Music Holdings was organized to act as the general partner of MLP Acquisition. MLP Acquisition, MLP Administration and Music Holdings are not involved in any investment activities and have no independent operations, except the business operations of the Issuers. Executive officers of the Company also act as officers of Capital Corp., but do not receive additional compensation for such services.

DIRECTORS, EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT PERSONNEL

         Certain information is set forth below concerning (i) executive officers and other members of senior management of the Company and (ii) directors of Music Holdings as of March 1, 1997:

                     NAME                         AGE                     POSITION WITH THE COMPANY


Directors and Executive Officers:
John R. Jester................................... 56     President and Chief Executive Officer and a Director
James F. Harrison................................ 50     Senior Vice President, Sales and Marketing
Kirk A. Collamer................................. 44     Vice President and Chief Financial Officer
Thomas J. Gentry................................. 61     Vice President and General Manager, DBS Division
William A. Boyd.................................. 55     Chairman of the Board
Paul F. Balser................................... 55     Director
Mark E. Jennings................................. 34     Director
Bruce G. Pollack................................. 37     Director

Other Senior Management Personnel:
Wallace R. Borgeson.............................. 52     Vice President, Centralized Operations
Bruce B. Funkhouser.............................. 47     Vice President, Programming and Licensing
L. Dale Stewart.................................. 50     Vice President, Operations - DBS
Jack D. Craig.................................... 62     Vice President, Affiliate Sales and Development
Richard Chaffee.................................. 53     Vice President, Owned Affiliate Operations
Roger C. Fairchild............................... 48     Vice President, Marketing
J. Gary Henderson................................ 43     President, In-Store Marketing Group


         John R. Jester has been a Director of Music Holdings, an affiliate of Centre Partners and the general partner of MLP Acquisition, the managing general partner of the Company, since September 1992, and has been President and Chief Executive Officer of the Company and its predecessors since January 1988. Prior to joining the Predecessor, Mr. Jester served from 1985 to 1987 as President of US West Information Systems. From 1983 to 1985, Mr. Jester was President of Executone Inc. Prior to that, Mr. Jester held various financial and management positions with Contel Corporation, ITT

Corporation and C & P of Maryland, Inc. Mr. Jester currently serves as a director of Montana Power Company.

         James F. Harrison has been Senior Vice President for Sales and Marketing of the Company and the Predecessor since March 1988. Prior to joining the Predecessor, Mr. Harrison served from 1986 to 1987 as President of Telegence Corporation, a start-up data communications manufacturer. From 1985 to 1986, Mr. Harrison was Vice President of Marketing with US West Information Systems. From 1983 to 1984, Mr. Harrison was Vice President of Business Market Development for Contel Corporation's unregulated businesses. From 1981 to 1982, he was head of Communications Marketing Division at Wang Laboratories, Inc., and from 1976 to 1980, Mr. Harrison was PBX Systems Engineering and Development Supervisor and Member of the Technical Staff for Human Factors Research with Bell Laboratories, Inc.

         Kirk A. Collamer, a certified public accountant, was Vice President of Finance and Administration and Chief Financial Officer of the Company from August 1995 through March 14, 1997, at which time Mr. Collamer resigned from these positions. Prior to joining the Company, Mr. Collamer served from July 1990 to July 1995 as Vice President of Finance at Ameritech Corporation for its Enhanced Business Services division and Chief Financial Officer of its New Zealand subsidiary. Prior to that time, Mr. Collamer held a variety of financial and accounting positions with Jack Daniel Distillery/Brown-Forman Corporation, Aladdin Industries, Inc. and Arthur Andersen LLP.

         Thomas J. Gentry has been Vice President and General Manager of the DBS Division of the Company and the Predecessor since June 1988. Prior to joining the Predecessor, Mr. Gentry served from 1985 to 1987 as President and Chief Executive Officer of SkySwitch Satellite Communications. Mr. Gentry has over 30 years of experience in telecommunications and satellite communications with Westinghouse Defense Group, COMSAT Corporation, Western Union and Contel A.S.C.

         Paul F. Balser has been a Director of Music Holdings since September 1992. Mr. Balser was a partner of Centre Partners from 1986 until August 1995. In August 1995, Mr. Balser resigned as an officer of the managing general partner of Centre Partners to become a founding partner of Generation Capital Partners L.P., a newly organized private investment partnership. From 1982 to 1986, Mr. Balser was a Managing Director and a member of the Board of Directors of J. Henry Schroeder Corp. Mr. Balser currently serves as a director of Kansas City Southern Industries, Inc. (NYSE), The Carbide/Graphite Group, Inc. (Nasdaq), The Quarton Group-Publishers, Inc., Scientific Games Holdings Corp. (Nasdaq) and Jeepers! Inc.

         William A. Boyd has been the Chairman of the Board of Music Holdings since February 1997 and a Director of Music Holdings since August 1996. From September 1995 to August 1996, Mr. Boyd was a private investor. From 1982 to September 1995, Mr. Boyd was owner and president of the largest franchisee of the Company. Mr. Boyd was President of the Independent Affiliate Organization from 1994 to 1995 and from 1986 to 1987. Mr. Boyd was also President of the Company's Owned Affiliate division in 1987. Prior to owning a franchise, Mr. Boyd held various positions with the Predecessor.

         Mark E. Jennings has been a Director of Music Holdings since September 1992. Through August 1995, Mr. Jennings was a partner of Centre Partners where he has been employed since 1987. In August 1995, Mr. Jennings resigned as an officer of the managing general partner of Centre Partners to become a founding partner of Generation Capital Partners L.P. From 1986 to 1987, Mr.

Jennings was employed at Goldman, Sachs & Co. in its Corporate Finance Department. Mr. Jennings currently serves as a director of Snyder
Communications, Inc. (NYSE), Scientific Games Holdings Corp. (Nasdaq), Jeepers! Inc. and Johnny Rockets Group, Inc.

         Bruce G. Pollack has been a Director of Music Holdings since September 1995. Mr. Pollack is a partner of Centre Partners, which he joined in January 1991, and is a Managing Director of Centre Partners Management LLC, which was formed in December 1995 to manage investments on behalf of Centre Capital Investors II, L.P. and affiliated entities. From 1988 to June 1991, Mr. Pollack was an officer and director of RSG Partners, Inc. and its predecessors, and from 1985 to 1988, Mr. Pollack was an officer of TSG Holdings, Inc. Mr. Pollack currently serves as a director of Fire Arms Trading Systems, Inc. (Nasdaq), Johnny Rockets Group, Inc., The Quarton Group-Publishers, Inc., Jeepers! Inc. and Victory Holdings Corp.

         Wallace R. Borgeson has been Vice President of Centralized Operations of the Company since August 1995. From April 1990 to August 1995, Mr. Borgeson served as Vice President of Finance and Administration of the Company and the Predecessor. From 1988 to 1990, Mr. Borgeson was the Chief Financial Officer of Hickory Farms, Inc., and from 1971 to 1988, he served in various capacities with Wurlitzer Company, most recently as Chief Financial Officer.

         Bruce B. Funkhouser has been Vice President of Programming and Licensing of the Company and the Predecessor since October 1987. From 1983 to 1987, Mr. Funkhouser served as Programming and Production Manager for YesCo, Inc., which was merged with a predecessor to the Predecessor in 1986. Prior to 1983, Mr. Funkhouser was a record company owner and producer, former broadcasting manager and on-air talent and Professor of Communications at Bellevue Community College. He is a member of The American Federation of Television and Radio Artists and The National Academy of Recording Arts and Sciences.

         L. Dale Stewart has been Vice President of Operations - DBS of the Company since February 1997. From November 1987 to February 1997, Mr. Stewart was Vice President of Operations and Engineering of the Company and its Predecessor. From 1986 to 1987, Mr. Stewart was Acting General Manager and Operations Manager at the Predecessor's New York City office. From 1984 to 1986, Mr. Stewart was General Manager of the Corpus Christi, Texas franchise, and prior to that he worked for the franchisee in San Antonio, Texas.

         Jack D. Craig has been Vice President, Affiliate Sales and Development of the Company and the Predecessor since September 1988. From 1983 to 1988, Mr. Craig was Vice President, Dealer Sales for AEI. From 1979 to 1983, Mr. Craig was Marketing/Sales Manager for Aiphone Corporation, a leading intercom manufacturer. Prior to joining Aiphone Corporation, Mr. Craig served as Vice President/Account Supervisor for 11 years with J. Walter Thompson Advertising.

         Richard Chaffee has been Vice President, Owned Affiliate Operations of the Company and the Predecessor since July 1987. Since joining a predecessor to the Predecessor in 1968, Mr. Chaffee has served in both local sales offices and franchisee operations in New York, Boston, Chicago, Minneapolis and Charlotte, primarily as Chief Engineer and Operations Manager.

         Roger C. Fairchild has been Vice President, Marketing of the Company since February 1997. From December 1993 to February 1997, Mr. Fairchild was Vice President, Owned Affiliate Sales and Market Development of the Company. From January 1991 to December 1993, Mr. Fairchild provided consulting services to the Company and the Predecessor through Strategic Growth Advisory, a marketing and business development consultancy. From 1989 to 1991, Mr. Fairchild was President of a start-up voice processing equipment manufacturer. From 1988 to 1989, Mr. Fairchild was Director of Marketing for ADC Telecommunications, Inc., a $175 million growth-stage telecommunications manufacturer. From 1983 to 1988, Mr. Fairchild served as a vice president of operations and marketing for a US West Information Systems subsidiary.

         J. Gary Henderson has been President of the In-Store Marketing Group of the Company since December 1993. From April 1991 to November 1993, Mr. Henderson was a private investor. From 1986 to April 1991, Mr. Henderson was Executive Vice President and Chief Marketing Officer of POP Radio Corporation. From 1982 to 1986, Mr. Henderson was Account Director for Actmedia, Inc.

         There are no family relationships among the directors and executive officers of the Company.

ITEM 11.           EXECUTIVE COMPENSATION.


         The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and to each of the Company's four other most highly compensated executive officers (together with the Chief Executive Officer, the "Named Executive Officers") for services in all capacities rendered to the Company and its subsidiaries for the years 1994, 1995 and 1996.


                           SUMMARY COMPENSATION TABLE
                           ---------------------------
                               ANNUAL COMPENSATION
                        ---------------------------------

                                                               OTHER ANNUAL
NAME AND PRINCIPAL POSITION     YEAR     SALARY    BONUS(1)    COMPENSATION     ALL OTHER COMPENSATION (2)
---------------------------     ----     ------    --------    ------------     -------------------------

John R. Jester,                 1996    $220,000                                       $4,996
  President and Chief           1995    $213,725                                       $2,310
  Executive Officer             1994    $207,500                                       $2,310

James F. Harrison,              1996    $178,000   $11,000                             $4,676
  Senior Vice President,        1995    $172,750                                       $2,310
  Sales & Marketing             1994    $167,700                                       $2,310

Kirk A. Collamer                1996    $163,018   $ 5,000    60,504                   $3,328
  Vice President and            1995    $ 66,667              69,436
  Chief Financial Officer(3)

John A. Neal,                   1996    $160,000   $11,000                             $3,633
  Vice President, Owned         1995    $155,000                                       $1,744
  Operations(4)                 1994    $150,000                                       $2,310

Thomas J. Gentry,               1996    $157,000   $11,000                             $4,710
  Vice President and            1995    $152,000                                       $1,995
  General Manager, DBS          1994    $147,600                                       $1,937
Division


(1) Bonuses in respect of services rendered in 1994 and 1995 were determined and paid in 1995 and 1996, respectively. No bonuses will be awarded to Named Executive Officers with respect to services rendered in 1996.
(2) Consists of contributions by the Company to a defined contribution 401(k) plan.
(3) Mr. Collamer served as an executive officer beginning in August 1995. Mr. Collamer resigned his positions as Vice President and Chief Financial Officer effective March 14, 1997. As of the filing of this Form 10-K, his positions as Vice President and Chief Financial Officer have not been filled.
(4) Mr. Neal resigned his position as Vice President, Owned Operations effective January 31, 1997. As of the filing of this Form 10K, his position as Vice President, Owned Operations has not been filled.




                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                           Potential Realizable Value At Assumed
                                                                                                 Annual Rates of Unit Price
                                           Individual Grants                                           Appreciation For
                                                                                                          Option Term
 ----------------------------------------------------------------------------------------  --------------------------------------
                     Number of    Percent of Total
                    Securities    Options Granted  Exercise or Base
               Underlying Option  To Employees In     Price         Market-Price   Expiration
        Name       Granted (#)    Fiscal Year      ($/Unit)           on Date       Date                    5%($)       10%($)
        (a)         (b)               (c)              (d)            of Grant       (e)         0%           (f)          (g)
-------------  -----------------  ---------------  ---------------  ------------   ----------  -------     ---------    -------


John R. Jester,        325,000             18.1%         $1.00     $3.00        10/2003       650,000      $749,938     $854,750
  President and
Chief
   Executive Officer
James F. Harrison,     205,000             11.4%         $1.00     $3.00        10/2003       410,000      $473,038     $539,150
  Senior Vice
President,
   Sales & Marketing
Kirk A. Collamer,      150,000              8.3%         $1.75     $3.00        10/2003       187,500      $233,625     $282,000
  Vice President and
  Chief Financial
Officer
John A. Neal           140,000              7.8%         $1.00     $3.00        10/2003       280,000      $323,050     $368,200
  Vice President,
Owned
  Operations
Thomas J. Gentry,      140,000              7.8%         $1.00     $3.00        10/2003       280,000      $323,050     $368,200
  Vice President and
  General Manager,
DBS
  Division

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES


                                                                Number Of Securities Underlying
                                                                          Unexercised        Value Of Unexercised In-The
                                                                           Options At            Money Options
                                                                      Fiscal Year-End (#)        At Fiscal Year-End ($)
         Name              Units Acquired       Value Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
                          On Exercise (#)           ($)
---------------------    -------------------    --------------   -------------------------   ---------------------------

John R. Jester,                        0                    0                 0/325,000               0/650,000
  President and Chief
   Executive Officer
James F. Harrison,                     0                    0                 0/205,000               0/410,000
  Senior Vice President,
   Sales & Marketing
Kirk A. Collamer,                $60,000             $105,000                 0/150,000               0/187,500
  Vice President and
  Chief Financial Officer
John A. Neal                           0                    0                 0/140,000               0/280,000
  Vice President, Owned
  Operations
Thomas J. Gentry,                      0                    0                 0/140,000               0/280,000
  Vice President and
  General Manager, DBS
  Division


DIRECTORS' COMPENSATION

         Directors of Music Holdings, the general partner of the managing partner of the Company, who are also employees of the Company receive no remuneration for services as members of the Board or any committee of the Board. Directors who are not employed by the Company receive an annual retainer of $20,000 plus $3,000 for each meeting of the Board attended, except in the case of the Centre Partners designees, who receive an annual retainer of $50,000, in each case plus reimbursement of expenses. See "Certain Relationships and Related Transactions."

CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Effective August 31, 1992, the Company entered into five-year employment agreements with each of John R. Jester, President and Chief Executive Officer of the Company, and James F. Harrison, Senior Vice President of the Company. Under his employment agreement, Mr. Jester currently receives an annual base salary of $220,000, subject to cost of living adjustments. Under his employment agreement, Mr. Harrison currently receives an annual base salary of $178,000, subject to cost of living adjustments. Mr. Jester receives a bonus equal to 50% of his annual base salary if in any given 12 month fiscal period, the Company achieves a specified performance target, which for the 12 months ended December 31, 1996 was not reached. If the target is not reached, the Board of Directors may nonetheless award Mr. Jester a bonus in an amount and on the terms determined by the Board of Directors (which amount shall not exceed 50% of his annual base salary). Each of the agreements also provides for a severance payment equal to the annual base salary and pro rata bonus in the event of termination due to disability or death during the term of employment. Both employment agreements also contain confidentiality covenants and non-solicitation covenants which extend for five and two years, respectively, beyond the term of the agreements.

         The Company can terminate either agreement without further liability in case of the officer's fraud against, or embezzlement from, the Company, indictment or conviction of a felony or misdemeanor having a material adverse effect on the Company or material failure to discharge his duties. In addition, the Company can terminate the agreements if there is a material uncured default under the Company's credit agreements or if the Company's cumulative performance level is less than 80% of the cumulative target projected for any month; provided that in either such case the Company is required to pay a severance payment equal to, in the case of Mr. Jester, his annual base salary plus a pro-rated bonus, or, in the case of Mr. Harrison, his annual base salary. The Company may otherwise terminate the agreements for any reason during their terms by paying a severance payment equal to the lesser of (i) two times the then-effective annual base salary and (ii) the amount of compensation to which Mr. Jester or Mr. Harrison, as the case may be, would be entitled to receive between the date of termination and the fifth anniversary of the employment agreement had the agreement in question not been terminated; but in no event less than one year's annual base salary at the then effective rate. Mr. Jester would also be entitled to receive a pro-rated bonus if cumulative performance targets exceed projections for the twelve-month period preceding such termination.

AMENDED AND RESTATED OPTION PLAN

         In August 1992, the Company adopted, and issued options under, the Company's Management Option Plan (the "Original Option Plan"). As part of the Offering, the Company adopted the performance-based Amended and Restated Option Plan to replace the Original Option Plan, which was terminated upon consummation of the Offering. At the time of the adoption of the Amended and Restated Option Plan, the total number of outstanding options granted under the Amended and Restated Option Plan was the same under the Original Option Plan. The purchase price of the units of partnership interest issuable upon exercise of each option granted pursuant to the Amended and Restated Option Plan are the same as the exercise prices of the options granted under the Original Option Plan.

         The Amended and Restated Option Plan provides for the granting of options to purchase an aggregate of 1,840,000 units of partnership interest which were granted to 23 existing senior management members at an average exercise price of $1.12 per unit in substitution of the outstanding options held by such members of senior management under the Original Option Plan. Options granted under the Amended and Restated Option Plan are not intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code").

         Options granted under the Amended and Restated Option Plan are non-transferable, except by will, the laws of descent and distribution, or pursuant to a qualified domestic relations order. As a condition to the exercise of any option under the Amended and Restated Option Plan, the optionee is required to become party to the Company's partnership agreement. Options granted under the Amended and Restated Option Plan expire seven years from the date of grant.

SENIOR MANAGEMENT INCENTIVE PLAN

         In January 1996, the Company adopted the Senior Management Incentive Plan (the "Incentive Plan"), to provide for annual incentive awards to senior executives of the Company. The Incentive Plan will be administered by the Compensation Committee. Initially, there will be eleven participants in the Incentive Plan, including Messrs. Jester, Harrison, Collamer and Gentry.

         Annual incentive awards under the Incentive Plan will be based on the achievement by the Company of target levels of three distinct measures: EBITDA, operating cash flow (as defined in the Incentive Plan) and revenue growth in a calendar year. The annual incentives for participants may range from no award (if minimum target levels are not reached) to a maximum of 43% (if maximum target levels are reached) of base salary in effect at the end of a plan year. No awards will be made under the Incentive Plan unless the minimum target level for EBITDA is reached, regardless of the performance levels for the other measurements. The Incentive Plan was first effective for the 1996 plan year.

         If a participant's employment is terminated during a plan year, a pro-rated bonus may be awarded at the discretion of the Compensation Committee. Performance target levels may be modified, at the discretion of the Compensation Committee, for significant transactions, such as acquisitions, divestitures or development projects.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Executive compensation decisions are made by the Board of Directors of Music Holdings, which consists of Messrs. Balser, Boyd, Jennings, Jester and Pollack.

         Paul F. Balser and Mark E. Jennings are limited partners of MLP and prior to August 1995 were officers of Park Road Corporation ("Park Road"), the managing general partner of Centre Partners. Bruce G. Pollack, a director of Music Holdings, is a limited partner of MLP and is an officer and director of Park Road.

         In 1996, the Company paid to Centre Partners $162,500 for services provided by the Centre Partners designees during 1995 and 1996.

BENEFIT PLAN

         The Company maintains a 401(k) defined contribution savings and retirement plan (the "Benefit Plan") that covers substantially all of the Company's employees, including certain Named Executive Officers. Under the Benefit Plan's savings portion, eligible employees may contribute from 1% to 14% of their compensation per year, subject to certain tax law restrictions. The Company may make a matching contribution of up to a maximum of 100% of the first 3% and 50% of the next 3%, up to 6% of the total base salary contributed by the employee each year. The Company's contributions under the retirement portion of the Benefit Plan are determined annually by the Company, but may not exceed 3% of the eligible employee's annual compensation. Benefit Plan participants are immediately vested in their contributions as well as the Company's contributions.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth certain information with respect to the beneficial ownership of the Company as of the date hereof, by (i) each interestholder known by the Company to beneficially own more than five percent of the Company, (ii) each director of the general partner of the managing general partner of the Company, (iii) the Named Executive Officers and (iv) all directors of the general partner of the managing general partner of the Company and executive officers of the Company as a group. The following table excludes units of partnership interest issuable upon the exercise of options under the Company's Amended and Restated Option Plan. Except pursuant to applicable community property laws or as otherwise noted below, each of the owners identified in the table has sole voting and investment power with respect to the partnership interests beneficially owned by such person.

                                                                                    NUMBER OF
                                                                                   PARTNERSHIP
                                                                                    INTERESTS
                   NAME AND ADDRESS OF BENEFICIAL OWNER                                                   PERCENT

Centre Partners L.P.(1)
   30 Rockefeller Plaza
   Suite 5050
   New York, NY 10020....................................................
                                                                                     12,229,976            62.5%
UBS Capital LLC
   299 Park Avenue
   34th Floor
   New York, NY 10171....................................................
                                                                                      1,747,574             8.9
Comcast Corporation(2)
   1500 Market Street
   Philadelphia, PA 19102................................................             1,429,933             7.3
Barclays Bank PLC
   600 Fifth Avenue
   New York, NY 10023....................................................             1,358,617             6.9
John R. Jester...........................................................               367,143             1.9
James F. Harrison........................................................               217,143             1.1
Thomas J. Gentry.........................................................               158,571             0.8
John A. Neal.............................................................               175,000             0.9
Kirk A. Collamer.........................................................                60,000             0.3
Paul F. Balser...........................................................                     *(3)            * (3)
Mark E. Jennings.........................................................                     *(3)            * (3)
Bruce G. Pollack.........................................................                     *(4)            * (4)
All directors and executive officers as a group (8 persons)..............               977,857(5)          5.0 (5)

*Less than 1%.
----------------------
(1) Includes partnership interests held by MLP, of which Centre Partners is the general partner. Centre Partners may be deemed to be indirectly controlled, through Park Road, the managing general partner of Centre Partners, by Lester Pollack, a Managing Director of Lazard Freres & Co. LLC, an underwriter of this Offering, and the father of Bruce G. Pollack, a director of the general partner of the managing general partner of the Company.
(2) The Class C-1 Limited Partnership Interest beneficially owned by Comcast Corporation is a preferred limited partnership interest convertible into an equivalent number of shares of common stock in the event of the incorporation of the Company. See "Description of the Partnership Agreement."
(3) Excludes partnership interests held by Centre Partners and MLP. Messrs. Balser and Jennings are limited partners of MLP and prior to August 1995 were officers of Park Road. Each disclaims beneficial ownership of such partnership interests.



(4) Excludes partnership interests held by Centre Partners and MLP. Mr. Pollack is a limited partner of MLP and is an officer and director of Park Road. He disclaims beneficial ownership of such partnership interests.
(5)   Excludes partnership interests held by Centre Partners and MLP.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         For the year ended December 31, 1996, the Company incurred interest expense and related fees of approximately $5.5 million in connection with the UBS term loan and revolving credit facility and the Barclays subordinated debt facility. The outstanding senior indebtedness and outstanding subordinated indebtedness was repaid in full with the proceeds of the Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Directors of Music Holdings, the general partner of the managing partner of the Company, who are also employees of the Company receive no remuneration for services as members of the Board or any committee of the Board. Directors who are not employed by the Company receive an annual retainer of $20,000 plus $3,000 for each meeting of the Board attended, except in the case of the Centre Partners designees, who receive an annual retainer of $50,000, in each case plus reimbursement of expenses. See "Directors and Executive Officers of the Registrant -- Directors' Compensation."

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


          (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

               Audited financial statements and supplementary data required by this item are presented and listed in Part II, Item 8.

          (2)  Financial Statement Schedule

               A financial statement schedule required to be filed as part of this report is presented in Part II, Item 8.

          (3)  Exhibits

EXHIBIT
NO.      .........                              DESCRIPTION

3.1      --   Certificate of Incorporation of Capital Corp. (b)
3.2      --   By-Laws of Capital Corp. (b)
3.3      --   Certificate of Amendment to the Certificate of Incorporation of
              Capital Corp. (b)
3.4      --   Third Amended and Restated Agreement of Limited Partnership of
              Muzak Limited Partnership (formerly, MLP Operating, L.P.), dated as of November 4, 1994, as amended (b)
4.1      --   Indenture, dated as of October 2, 1996, among the Registrants and First Trust National Association, as trustee, in respect of the Registrants' 10% Senior Notes due 2003 (b)
4.2      --   Form of Senior Note (included in the form of Indenture filed as
              Exhibit 4.2 above) (b)
                                       57

10.1     --   Asset Purchase Agreement dated as of March 11, 1992, among Muzak
              Limited Partnership, Field/Muzak Inc., The Field Corporation and
              MLP Operating, L.P., as amended by Muzak Limited Partnership's letters dated April 22, 1992, August 6, 1992 and August 20, 1992,
              Amendment No. 1 dated as of June 26, 1992, Amendment No. 2, dated
              July 31, 1992 and Amendment No. 3, dated as of August 26, 1992 (b)
10.2    --    Asset Purchase Agreement and Contribution Agreement dated as of
              November 24, 1993 among Comcast Corporation, et al. and Muzak
              Limited Partnership (b)
10.3    --    Amended and Restated Credit Agreement dated as of September 4,
              1992, as amended as of October 22, 1992 and as of December 15,
              1993; and as amended and restated as of January 31, 1994 among
              Muzak Limited Partnership, Union Bank of Switzerland, New York
              Branch, Internationale Nederlanden (U.S.) Capital Corporation and
              the other Lenders parties thereto and Union Bank of Switzerland,
              New York Branch, as Agent; as amended by Waiver and Agreement dated as of February 10, 1994; Waiver and Amendment No. 1 dated as of October 31, 1994; Waiver and Amendment No. 2 dated as of
              November 2, 1994; Amendment No. 3 and Consent dated as of November
              4, 1994; Amendment No. 4 to Amended and Restated Credit Agreement
              dated as of November 17,1994; Waiver dated January 10, 1995;
              Waiver dated as of July 31, 1995; Amendment No. 5 to Amended and
              Restated Credit Agreement dated as of November 7, 1995; and Waiver dated as of April 1, 1996 (b)
10.4    --    Amended and Restated Term Notes issued as of September 4, 1992, amended and restated as of January 31, 1994 (b)
10.5    --    Subordinated Loan Agreement dated as of September 4, 1992, as amended, between Muzak Limited Partnership and Barclays Bank PLC,
              New York Branch (b)
10.6    --    Option Agreement dated as of September 4, 1992 between Muzak
              Limited Partnership and Barclays Bank PLC, New York Branch (b)
10.7    --    Uplink Facility Agreement dated as of December 28, 1995 between
              EchoStar Satellite Corporation and Muzak Limited Partnership (b)
10.8    --    DBS Programming Affiliation Agreement dated as of December 28,
              1995 between EchoStar Satellite Corporation and Muzak Limited
              Partnership (b)
10.9    --    Video Programming Sales Agent Agreement dated as of December 28,
              1995 between EchoStar Satellite Corporation and Muzak Limited
              Partnership (b)
10.10   --    Form of Muzak(R) Participating Affiliate Agreement (b)
10.11   --    Third and Board Office Lease dated June 8, 1994, between Martin
              Selig and Muzak Limited Partnership (b)
10.12   --    ASCAP License (b)
10.13   --    Joint Venture Agreement dated August 2, 1995 between
              Muzak Limited Partnership and Alcas Holdings B.V. (b)
10.14   --    Muzak(R) Master Affiliate Agreement (Mexico) dated March 1, 1992 between Muzak Limited Partnership and Audioplan S.A. (b)
10.15   --    Muzak(R)Master Affiliate Agreement (Canada) dated August 30, 1990 between Muzak Limited Partnership and Chum Limited, as amended (b)
10.16   --    FCC Licenses (b)
10.17   --    Form of License Agreement (New Franchise Agreement), as amended
              (b)
10.18   --    Form of Music Services Agreement (b)
10.19   --    Form of Multi-Territory Account Service Agreement (b)
10.20   --    Form of Sales of Adjunct Services and Form of Muzak Adjunct
              Services Subscriber Agreement (b)
10.21   --    Transponder Lease Agreement dated December 9, 1993 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.22   --    Transmission Lease Agreement dated January 31, 1995 between
              Microspace Communications Corporation and Muzak and Limited
              Partnership (b)
10.23   --    Transponder Lease Agreement dated January 31, 1995 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.24   --    Transponder Lease Agreement dated April 27, 1995 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.25   --    Transponder Lease Agreement dated July 5, 1995 between Microspace
              Communications Corporation and Muzak Limited Partnership (b)

10.26   --    Transponder Lease Agreement dated April 29, 1996 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.27   --    Agreement to Provide Telecommunications Service dated August 8 and
              9, 1995 between Keystone Communications Corporation and Muzak
              Limited Partnership (b)
10.28   --    Sales Agreement and License dated September 28, 1995 between
              Mainstream Data, Inc. and Muzak Limited Partnership (b)
10.29   --    Muzak Limited Partnership Tempo Savings and Retirement Plan (b)
10.30   --    Muzak Limited Partnership Tempo Savings and Retirement Trust (b)
10.31   --    Muzak Limited Partnership Management Incentive Plan (b)
10.32   --    Muzak Limited Partnership Management Option Plan (b)
10.35   --    Employment Agreement dated August 31, 1992 of John R. Jester (b)
10.36   --    Employment Agreement dated August 31, 1992 of James F.
              Harrison (b)
10.37   --    Employment Letter dated July 7, 1995 of Kirk A. Collamer (b)
10.38   --    Amended and Restated Management Option Plan (b)
12      --    Statement of Computations of Ratios of Earnings to Fixed
              Charges (a)
21      --    List of Subsidiaries of the Registrants  (b)
27      --    Financial Data Schedules (a)

-----------------
(a)  Filed herewith
(b) Previously filed as Exhibits to Registration Statement No.'s 333-03741 and 333-03741-01 filed with the Securities and Exchange Commission.


(b)  Reports on Form 8-K
     -------------------
     None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                             MUZAK LIMITED PARTNERSHIP
                             (Registrant)

                             By:        MLP ACQUISITION L.P.
                                --------------------------------
                                        Managing General Partner

                             By:        MUSIC HOLDINGS CORP.
                                --------------------------------
                                             General Partner

                             By:            /s/  John R. Jester
                                 -------------------------------
                                                 John R. Jester
                                                    President

                             MUZAK CAPITAL CORPORATION
                             (Registrant)

March 27, 1997               By:           /s/  John R. Jester
                                 --------------------------------
                                                John R. Jester
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.


                SIGNATURE                                         TITLE                                      DATE
                ---------                                         -----                                      ----

        /S/ JOHN R. JESTER                      President and Chief Executive Officer                   March 27, 1997
------------------------------------------
            JOHN R. JESTER                      Officer (Principal Executive Officer,
                                                Principal Financial Officer and
                                                Principal Accounting Officer), of
                                                the Company and Capital Corp. and Director
                                                of Music Holdings and Capital Corp.

           /s/ WILLIAM A. BOYD                  Chairman of the Board of Music                          March 27, 1997
------------------------------------------
               WILLIAM A. BOYD                  Holdings and Capital Corp.

           /s/ PAUL F. BALSER                   Director of Music Holdings and                          March 27, 1997
------------------------------------------
               PAUL F. BALSER                   Capital Corp.

          /s/ BRUCE G. POLLACK                  Director of Music Holdings and.                         March 27, 1997
------------------------------------------
              BRUCE G. POLLACK                  Capital Corp.

          /s/ MARK E. JENNINGS                  Director of Music Holdings and                          March 27, 1997
------------------------------------------
              MARK E. JENNINGS                  Capital Corp.



                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION


3.1      --   Certificate of Incorporation of Capital Corp. (b)
3.2      --   By-Laws of Capital Corp. (b)
3.3      --   Certificate of Amendment to the Certificate of Incorporation of
              Capital Corp. (b)
3.4      --   Third Amended and Restated Agreement of Limited Partnership of
              Muzak Limited Partnership (formerly, MLP Operating, L.P.), dated as of November 4, 1994, as amended (b)
4.1      --   Indenture, dated as of October 2, 1996, among the Registrants and First Trust National Association, as trustee, in respect of the Registrants' 10% Senior Notes due 2003 (b)
4.2      --   Form of Senior Note (included in the form of Indenture filed as
              Exhibit 4.2 above) (b)
10.1     --   Asset Purchase Agreement dated as of March 11, 1992, among Muzak
              Limited Partnership, Field/Muzak Inc., The Field Corporation and
              MLP Operating, L.P., as amended by Muzak Limited Partnership's letters dated April 22, 1992, August 6, 1992 and August 20, 1992,
              Amendment No. 1 dated as of June 26, 1992, Amendment No. 2, dated
              July 31, 1992 and Amendment No. 3, dated as of August 26, 1992 (b)
10.2    --    Asset Purchase Agreement and Contribution Agreement dated as of
              November 24, 1993 among Comcast Corporation, et al. and Muzak
              Limited Partnership (b)
10.3    --    Amended and Restated Credit Agreement dated as of September 4,
              1992, as amended as of October 22, 1992 and as of December 15,
              1993; and as amended and restated as of January 31, 1994 among
              Muzak Limited Partnership, Union Bank of Switzerland, New York
              Branch, Internationale Nederlanden (U.S.) Capital Corporation and
              the other Lenders parties thereto and Union Bank of Switzerland,
              New York Branch, as Agent; as amended by Waiver and Agreement dated as of February 10, 1994; Waiver and Amendment No. 1 dated as of October 31, 1994; Waiver and Amendment No. 2 dated as of
              November 2, 1994; Amendment No. 3 and Consent dated as of November
              4, 1994; Amendment No. 4 to Amended and Restated Credit Agreement
              dated as of November 17,1994; Waiver dated January 10, 1995;
              Waiver dated as of July 31, 1995; Amendment No. 5 to Amended and
              Restated Credit Agreement dated as of November 7, 1995; and Waiver dated as of April 1, 1996 (b)
10.4    --    Amended and Restated Term Notes issued as of September 4, 1992, amended and restated as of January 31, 1994 (b)
10.5    --    Subordinated Loan Agreement dated as of September 4, 1992, as amended, between Muzak Limited Partnership and Barclays Bank PLC,
              New York Branch (b)
10.6    --    Option Agreement dated as of September 4, 1992 between Muzak
              Limited Partnership and Barclays Bank PLC, New York Branch (b)
10.7    --    Uplink Facility Agreement dated as of December 28, 1995 between
              EchoStar Satellite Corporation and Muzak Limited Partnership (b)
10.8    --    DBS Programming Affiliation Agreement dated as of December 28,
              1995 between EchoStar Satellite Corporation and Muzak Limited
              Partnership (b)
10.9    --    Video Programming Sales Agent Agreement dated as of December 28,
              1995 between EchoStar Satellite Corporation and Muzak Limited
              Partnership (b)
10.10   --    Form of Muzak(R) Participating Affiliate Agreement (b)
10.11   --    Third and Board Office Lease dated June 8, 1994, between Martin
              Selig and Muzak Limited Partnership (b)
10.12   --    ASCAP License (b)
10.13   --    Joint Venture Agreement dated August 2, 1995 between
              Muzak Limited Partnership and Alcas Holdings B.V. (b)
10.14   --    Muzak(R) Master Affiliate Agreement (Mexico) dated March 1, 1992 between Muzak Limited Partnership and Audioplan S.A. (b)
10.15   --    Muzak(R)Master Affiliate Agreement (Canada) dated August 30, 1990 between Muzak Limited Partnership and Chum Limited, as amended (b)
10.16   --    FCC Licenses (b)
10.17   --    Form of License Agreement (New Franchise Agreement), as amended
              (b)
10.18   --    Form of Music Services Agreement (b)
10.19   --    Form of Multi-Territory Account Service Agreement (b)
10.20   --    Form of Sales of Adjunct Services and Form of Muzak Adjunct
              Services Subscriber Agreement (b)
10.21   --    Transponder Lease Agreement dated December 9, 1993 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.22   --    Transmission Lease Agreement dated January 31, 1995 between
              Microspace Communications Corporation and Muzak and Limited
              Partnership (b)

10.23   --    Transponder Lease Agreement dated January 31, 1995 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.24   --    Transponder Lease Agreement dated April 27, 1995 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.25   --    Transponder Lease Agreement dated July 5, 1995 between Microspace
              Communications Corporation and Muzak Limited Partnership (b)
10.26   --    Transponder Lease Agreement dated April 29, 1996 between
              Microspace Communications Corporation and Muzak Limited
              Partnership (b)
10.27   --    Agreement to Provide Telecommunications Service dated August 8 and
              9, 1995 between Keystone Communications Corporation and Muzak
              Limited Partnership (b)
10.28   --    Sales Agreement and License dated September 28, 1995 between
              Mainstream Data, Inc. and Muzak Limited Partnership (b)
10.29   --    Muzak Limited Partnership Tempo Savings and Retirement Plan (b)
10.30   --    Muzak Limited Partnership Tempo Savings and Retirement Trust (b)
10.31   --    Muzak Limited Partnership Management Incentive Plan (b)
10.32   --    Muzak Limited Partnership Management Option Plan (b)
10.35   --    Employment Agreement dated August 31, 1992 of John R. Jester (b)
10.36   --    Employment Agreement dated August 31, 1992 of James F.
              Harrison (b)
10.37   --    Employment Letter dated July 7, 1995 of Kirk A. Collamer (b)
10.38   --    Amended and Restated Management Option Plan (b)
12      --    Statement of Computations of Ratios of Earnings to Fixed
              Charges(a)
21      --    List of Subsidiaries of the Registrants  (b)
27      --    Financial Data Schedules (a)

-----------------
(a)  Filed herewith
(b) Previously filed as Exhibits to Registration Statement No.'s 333-03741 and 333-03741-01 filed with the Securities and Exchange Commission.