Form 10-Q
period 1997-03-31
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1997-05-13
CIK 891983, 1013763

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            --------------------

                                FORM 10-Q
                                ---------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997
                                    or

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
   (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)

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

Muzak Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 13, 1997: Muzak Capital Corporation - 100.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          MUZAK LIMITED PARTNERSHIP

                         Consolidated Balance Sheets
                               (In thousands)
                                                       March 31, December 31,
                                                         1997        1996
                                                        -------     -------
                                                      (Unaudited)

                                   ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . .    $24,632   $25,686
  Accounts receivable, net of allowance
   for doubtful accounts of $496 and $496 . . . . . .     14,662    15,600
  Inventories . . . . . . . . . . . . . . . . . . . .      3,408     3,722
  Prepaid expenses. . . . . . . . . . . . . . . . . .      1,657     1,607
  Other . . . . . . . . . . . . . . . . . . . . . . .        366       351
                                                        --------  --------
    Total current assets. . . . . . . . . . . . . . .     44,725    46,966
  Property and equipment, net . . . . . . . . . . . .     37,405    37,182
  Deferred costs and intangible assets, net . . . . .     32,557    33,765
  Other . . . . . . . . . . . . . . . . . . . . . . .      1,234     1,129
                                                        --------  --------
    Total assets. . . . . . . . . . . . . . . . . . .   $115,921  $119,042
                                                        ========  ========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .      5,382     8,681
  Advance billings. . . . . . . . . . . . . . . . . .      4,993     4,688
  Accrued interest. . . . . . . . . . . . . . . . . .      4,972     2,500
  Accrued expenses  . . . . . . . . . . . . . . . . .      3,002     2,423
  Current portion of long-term obligations. . . . . .        452       482
                                                        --------  --------
    Total current liabilities . . . . . . . . . . . .     18,801    18,774
  Long-term obligations, net of current portion . . .    100,497   100,620
  Unearned installation income. . . . . . . . . . . .      3,742     3,637
  Commitments and contingencies . . . . . . . . . . .          0         0
  Redeemable preferred partnership interests. . . . .      6,191     6,091

Partners' Capital (Deficit):
  Limited partners' interests . . . . . . . . . . . .      1,198     2,170
  General partners' deficiencies. . . . . . . . . . .    (14,508)  (12,250)
                                                        --------  --------
    Total partners' capital (deficit) . . . . . . . .    (13,310)  (10,080)
                                                        --------  --------
    Total liabilities and partners' capital (deficit)   $115,921  $119,042
                                                        ========  ========

               The accompanying notes are an integral part of
                         these financial statements.

                         MUZAK LIMITED PARTNERSHIP

                   Consolidated Statement of Operations
                                (Unaudited)
                              (In thousands)
                                                       Three Months Ended
                                                            March 31,
                                                          1997      1996
                                                         ------    ------
Revenues:
  Music and other business services . . . . . . . . .    $14,318   $13,306
  Equipment and related services. . . . . . . . . . .      7,475     7,634
                                                         -------   -------
    Total revenues. . . . . . . . . . . . . . . . . .     21,793    20,940
                                                         -------   -------
Cost of revenues:
  Music and other business services . . . . . . . . .      4,252     3,709

  Equipment and related services. . . . . . . . . . .      4,926     5,254
                                                         -------   -------
    Total cost of revenues. . . . . . . . . . . . . .      9,178     8,963
                                                         -------   -------
Gross profit. . . . . . . . . . . . . . . . . . . . .     12,615    11,977
Selling, general and administrative expenses. . . . .      7,923     7,526
Depreciation. . . . . . . . . . . . . . . . . . . . .      2,862     2,537
Amortization. . . . . . . . . . . . . . . . . . . . .      2,461     2,137
                                                         -------   -------
    Operating income (loss) . . . . . . . . . . . . .       (631)     (223)
Interest expense. . . . . . . . . . . . . . . . . . .     (2,695)   (1,798)
Interest income . . . . . . . . . . . . . . . . . . .        331        28
Equity in losses of joint venture . . . . . . . . . .       (158)      (43)
Other income (expense), net . . . . . . . . . . . . .        (13)     (106)
                                                         -------   -------
    Net loss. . . . . . . . . . . . . . . . . . . . .     (3,166)   (2,142)

    Redeemable preferred returns. . . . . . . . . . .       (100)     (271)
                                                         -------   -------
    Net loss attributable to general and
      limited partners. . . . . . . . . . . . . . . .    ($3,266)  ($2,413)
                                                         =======   =======

              The accompanying notes are an integral part of
                        these financial statements.

                         MUZAK LIMITED PARTNERSHIP

                   Consolidated Statement of Cash Flows
                                (Unaudited)
                              (In thousands)
                                                       Three Months Ended
                                                            March 31,
                                                          1997      1996
                                                          ----      ----
OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . .    ($3,166)  ($2,142)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Provision for doubtful accounts . . . . . . . .         50       173
      Depreciation. . . . . . . . . . . . . . . . . .      2,862     2,537
      Amortization, net of deferred financing cost. .      2,461     2,137
      Deferred financing cost amortization. . . . . .        180       304
      Equity in losses of joint venture . . . . . . .        158        43
      Non-cash incentive compensation . . . . . . . .         50         0
  Change in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .        888       916
      Inventories . . . . . . . . . . . . . . . . . .        315       393
      Accounts payable. . . . . . . . . . . . . . . .     (3,299)     (209)
      Advanced billings . . . . . . . . . . . . . . .        305       175
      Accrued interest. . . . . . . . . . . . . . . .      2,472      (422)
      Accrued expenses. . . . . . . . . . . . . . . .        579     1,123

      Unearned installation income. . . . . . . . . .        105       250
      Other, net. . . . . . . . . . . . . . . . . . .        (51)       10
                                                         -------   -------
      Net cash provided by operating activities . . .      3,909     5,288
                                                         -------   -------
INVESTING ACTIVITIES
 Additions to property and equipment. . . . . . . . .     (3,100)   (2,552)
 Additions to deferred costs and intangible assets. .     (1,424)   (1,224)
 Other, net . . . . . . . . . . . . . . . . . . . . .       (271)       60
                                                         -------   -------
     Net cash used in investing activities. . . . . .     (4,795)   (3,716)
                                                         -------   -------
FINANCING ACTIVITIES
 Borrowings under revolving notes
  payable, net. . . . . . . . . . . . . . . . . . . .          0     1,650
 Principal payments on long-term debt . . . . . . . .         (6)   (2,535)
 Principal payments under capital leases. . . . . . .       (147)      (15)
 Contributions by partners. . . . . . . . . . . . . .          4         0
 Other, net . . . . . . . . . . . . . . . . . . . . .        (19)      (17)
                                                         -------   -------
     Net cash used in financing activities. . . . . .       (168)     (917)
                                                         -------   -------
     Net increase (decrease) in cash and cash equivalents (1,054)      655

CASH AND CASH EQUIVALENTS, beginning of period. . . .     25,686     1,115
                                                         -------   -------
CASH AND CASH EQUIVALENTS, end of period. . . . . . .    $24,632    $1,770
                                                         =======   =======

              The accompanying notes are an integral part of
                        these financial statements.

                         MUZAK LIMITED PARTNERSHIP
                                 FORM 10-Q

                Notes to Consolidated Financial Statements
                Three months ended March 31, 1997 and 1996
                                (Unaudited)

NOTE 1.   FINANCIAL STATEMENT PREPARATION

The consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the three month periods ended March 31, 1997 and 1996 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information for the three month periods ended March 31, 1997 and 1996 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods in accordance with generally accepted accounting principles. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the Company's results of operations which may be attained for the entire fiscal year ended December 31, 1997.

Certain reclassifications of prior year balances have been made for consistent presentation.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation. The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Muzak Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3.   PROPERTY AND EQUIPMENT, NET:


Property and equipment consist of the following (in thousands):

                                         March 31,    December 31,
                                            1997          1996
                                         --------       --------

Equipment provided to subscribers . . . .$51,764       $49,340
Machinery and equipment . . . . . . . . . 11,100        10,745
Vehicles. . . . . . . . . . . . . . . . .  3,039         3,072
Furniture and fixtures. . . . . . . . . .  2,252         2,260
Land and buildings. . . . . . . . . . . .    858           858
Leasehold improvements. . . . . . . . . .    931           916
                                         -------       -------
     Total property and equipment . . . . 69,944        67,191

Less: Accumulated depreciation
      and amortization. . . . . . . . . .(32,539)      (30,009)
                                         -------       -------
                                         $37,405       $37,182
                                         =======       =======

NOTE 4.   DEFERRED COSTS AND INTANGIBLE ASSETS, NET:


Deferred costs and intangible assets consist of the following (in thousands):
                                         March 31,    December 31,
                                            1997          1996
                                         --------       --------

Income producing contracts. . . . . . . .$39,830       $39,830
Deferred subscriber acquisition costs . . 11,907        11,056
Master recording rights and deferred
 production costs   . . . . . . . . . . . 10,391         9,883
Deferred financing costs. . . . . . . . .  4,423         4,423
Organization costs  . . . . . . . . . . .  4,432         4,432
Non-compete agreements. . . . . . . . . .    846           846
Other . . . . . . . . . . . . . . . . . .    768           758
                                         -------       -------
     Total deferred costs and
      intangible assets . . . . . . . . . 72,597        71,228

Less:  Accumulated amortization . . . . .(40,040)      (37,463)
                                         -------       -------
                                         $32,557       $33,765
                                         =======       =======

NOTE 5.   LONG-TERM OBLIGATIONS:


Long-term obligations are summarized as follows (in thousands):

                                     March 31, 1997December 31, 1996
                                       ----------     ----------

Senior notes. . . . . . . . . . . . . . $100,000      $100,000
Capital lease obligations . . . . . . .      788           935
Other . . . . . . . . . . . . . . . . . .    161           167
                                        --------      --------
     Total long-term obligations. . . . .100,949       101,102

Less:  Current portion. . . . . . . . . .   (452)         (482)
                                        --------      --------
                                        $100,497      $100,620
                                        ========      ========

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest expense for the three month periods ended March 31, 1997 and 1996 was approximately $31,000 and $1,973,000, respectively.

                         MUZAK CAPITAL CORPORATION

                               BALANCE SHEET

                              March 31, 1997


                                  ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1
                                                             ====

                           Stockholder's Equity

Preferred Stock--authorized 10,000,000 shares of $0.01 par value each;
   no shares issued and outstanding                          $ --
Common Stock--authorized 30,000,000 shares of $0.01 par value each;
   100 shares issued and outstanding. . . . . . . . . . .       1
                                                             ----
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Management's
Discussion and Analysis of Financial Condition and Results of Operations included in the registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

RESULTS OF OPERATIONS

Revenues. Total first quarter revenues increased 4.1% from $20.9 million in 1996 to $21.8 million in 1997 resulting principally from a 7.6% increase in business services revenues offset by a 2.1% decrease in equipment and related services revenues. Business services revenues increased due to an increase in the number of broadcast music subscribers and an increase in other business service revenues. Other business services revenues, with the exception of on-premise tape sales, increased more rapidly than broadcast music revenues due to the increased marketing of, and increasing customer demand for, video, audio messaging, in-store advertising, and AdParting services, among others. On-premise tape revenues continued to decline as the Company converted such customers to broadcast services, primarily DBS transmission. The equipment and related services revenue decrease resulted from a reduction in equipment sold directly by the Company to franchisees. Equipment required for the EchoStar network installations is acquired directly by franchisees from EchoStar or other equipment vendors.

Gross Profit. Total first quarter gross profit increased 5.3% from $12.0 million in 1996 to $12.6 million in 1997. As a percentage of total revenues, gross profit increased from 57.2% in 1996 to 57.9% in 1997. The improvement in the gross profit percentage in the quarter was due to growth in higher margin business services, such as broadcast music, audio marketing and on-premise music video services, and due to improved equipment margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter increased 5.3% from $7.5 million in 1996 to $7.9 million in 1997. As a percentage of total revenues, selling, general and administrative expenses increased from 35.9% in 1996 to 36.4% in 1997. Selling and marketing expenses increased 20.9% from $2.6 million in 1996 to $3.2 million in 1997. This increase was primarily attributable to additional salaries and expenses related to an increase in sales during the quarter. General and administrative costs decreased 3.1% from $4.9 million in 1996 to $4.8 million in 1997, primarily due to decreased bad debt expense due to an overall reduction since December 31, 1996 in accounts receivable levels from increased collection efforts.

Depreciation and Amortization. Depreciation and amortization expense increased 13.9% from $4.7 million in the first quarter of 1996 to $5.3 million in the first quarter of 1997, principally as a result of increased investments associated with the expansion of the Company's subscriber base as discussed above.

Interest Expense and Other Income. Total interest expense for the first quarter increased from $1.8 million in 1996 to $2.7 million in 1997, partially offset by $300 thousand in interest income for the 1997 period. The increase in interest expense in the first quarter of 1997 as compared to 1996 was the result of interest expense on $100 million in Senior Notes that were issued in October, 1996. Total interest bearing debt at the end of the first quarter of 1997 was $100.9 million compared to $61.5 million at the end of the first quarter of 1996.

Net Loss. Net loss for the first quarter increased from $2.1 million in 1996 to $3.2 million in 1997. The increase in net loss was the result of additional amortization and depreciation associated with the increased customer base, as well as the additional interest expense associated with the higher level of debt in the first quarter of 1997 compared to the first quarter of 1996, offset partially by increased gross profit.

Muzak Capital Corporation. Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of the Company, was organized on May 8, 1996, has nominal assets and conducts no business operations. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation, the payment of interest and principal on the Senior Notes when due. A discussion of Capital Corp. has been omitted in the period-to-period comparison due to its lack of significant assets and lack of operations.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31, 1997. Cash and cash equivalents decreased from $25.7 million as of December 31, 1996 to $24.6 million as of March 31, 1997. The Company's operating cash flow during this period was $3.9 million, including a net change in operating assets and liabilities of $1.3 million. The operating cash flow and the decline in cash and cash equivalents was primarily used to fund capital requirements associated with new subscriber additions and to reduce current liabilities.

Outlook. The Company believes that its cash flows from operations, borrowing availability and cash on hand will be adequate to support currently planned business operations, capital expenditures and debt service requirements at least through December 1998. If the Company engages in one or more material acquisitions, joint ventures or alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional financing could be required.

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

          None.

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


                                   MUZAK LIMITED PARTNERSHIP



                                   By:  MLP ACQUISITION L.P.,
                                        ---------------------
                                        Managing General Partner


                                   By:  MUSIC HOLDINGS CORP.
                                        --------------------
                                        General Partner


                                   By:  /s/ John R. Jester
                                        -------------------
Date:  May 13, 1997                     John R. Jester
                                        Vice President & Asst. Secretary
                                        of Music Holdings Corp.
                                        President and CEO of Muzak
                                        Limited Partnership
                                        (Principal Financial Officer and
                                        Chief Accounting Officer of Muzak
                                        Limited Partnership)


                                   MUZAK CAPITAL CORPORATION


                                   By:  /s/ John R. Jester
                                        -------------------
Date:  May 13, 1997                     John R. Jester
                                        President and CEO
                                        (Principal Financial Officer and
                                        Chief Accounting Officer of Muzak
                                        Capital Corporation)

EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

27.1                Financial Data Schedule of Muzak Limited Partnership
27.2                Financial Data Schedule of Muzak Capital Corporation