Form 10-Q
period 1997-06-30
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1997-08-15
CIK 891983, 1013763

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                              ----------------------
                                    FORM 10-Q
                                   -----------


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

                                      or

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 14, 1997: Muzak Capital Corporation - 100.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           MUZAK LIMITED PARTNERSHIP

                          Consolidated Balance Sheets
                                (In thousands)
                                                 June 30,   December 31,
                                                   1997         1997
                                                  ------       ------
                                                (Unaudited)
                                    ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . .  $20,313      $25,686
  Accounts receivable, net of allowance for
   doubtful accounts of $526 and $496. . . . . .   14,957       15,600
  Inventories. . . . . . . . . . . . . . . . . .    3,617        3,722
  Prepaid expenses . . . . . . . . . . . . . . .    1,338        1,607
  Other  . . . . . . . . . . . . . . . . . . . .      398          351
                                                 --------     --------
    Total current assets . . . . . . . . . . . .   40,623       46,966
  Property and equipment, net. . . . . . . . . .   37,409       37,182
  Deferred costs and intangible assets, net. . .   31,127       33,765
  Other  . . . . . . . . . . . . . . . . . . . .    1,684        1,129
                                                 --------     --------
    Total assets . . . . . . . . . . . . . . . . $110,843     $119,042
                                                 ========     ========

                       LIABILITIES AND PARTNERS' DEFICIT
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . .    5,174        8,681
  Advance billings . . . . . . . . . . . . . . .    4,898        4,688
  Accrued interest . . . . . . . . . . . . . . .    2,500        2,500
  Accrued expenses . . . . . . . . . . . . . . .    3,876        2,423
  Current portion of long-term obligations . . .      544          482
  Current portion of equity repurchase
   obligations . . . . . . . . . . . . . . . . .    1,225            -
                                                 --------     --------
    Total current liabilities. . . . . . . . . .   18,217       18,774
  Long-term obligations, net of current
   portion . . . . . . . . . . . . . . . . . . .  100,817      100,620
  Unearned installation income . . . . . . . . .    3,915        3,637
  Commitments and contingencies. . . . . . . . .        -            -
  Redeemable preferred partnership
   interests . . . . . . . . . . . . . . . . . .    6,290        6,091
  Equity repurchase obligations, net of
   current portion . . . . . . . . . . . . . . .    1,132            -

Partners' Deficit:
  Limited partners' interests (deficiencies) . .   (1,485)       2,170
  General partners' deficiencies . . . . . . . .  (18,043)     (12,250)
                                                 --------     --------
    Total partners' deficit. . . . . . . . . . .  (19,528)     (10,080)
                                                 --------     --------
    Total liabilities and partners' deficit. . . $110,843     $119,042
                                                 ========     ========

                The accompanying notes are an integral part of
                          these financial statements.

                           MUZAK LIMITED PARTNERSHIP

                     Consolidated Statement of Operations
                                  (Unaudited)
                                (In thousands)



                                       Three Months Ended  Six Months Ended
                                            June 30,           June 30,
                                          1997     1996      1997     1996
                                          ----     ----      ----     ----
Revenues:
  Music and other business services. . . $14,459  $13,671   $28,778  $26,977
  Equipment and related services . . . .   7,613    7,546    15,087   15,180
                                          -------  -------  -------  -------
   Total revenues. . . . . . . . . . . .  22,072   21,217    43,865   42,157
                                          -------  -------  -------  -------
Cost of revenues:
  Music and other business services. . .   4,368    3,792     8,621    7,501
  Equipment and related services . . . .   5,041    5,050     9,966   10,304
                                          -------  -------  -------  -------
   Total cost of revenues. . . . . . . .   9,409    8,842    18,587   17,805
                                          -------  -------  -------  -------
Gross profit . . . . . . . . . . . . . .  12,663   12,375    25,278   24,352
Selling, general and administrative
 expenses. . . . . . . . . . . . . . . .   8,690    7,581    16,613   15,107
Depreciation . . . . . . . . . . . . . .   2,942    2,618     5,804    5,155
Amortization . . . . . . . . . . . . . .   2,484    2,327     4,945    4,464
                                          -------  -------  -------  -------
   Operating income (loss) . . . . . . .  (1,453)    (151)   (2,084)    (374)
Interest expense . . . . . . . . . . . .  (2,680)  (1,776)   (5,375)  (3,574)
Interest income. . . . . . . . . . . . .     279       24       610       52
Equity in losses of joint venture. . . .    (336)     (75)     (494)    (118)
Other income (expense), net. . . . . . .     368      (55)      355     (161)
                                          -------  -------  -------  -------
   Net loss. . . . . . . . . . . . . . .  (3,822)  (2,033)   (6,988)  (4,175)
   Redeemable preferred returns. . . . .     (99)    (272)     (199)    (543)
                                          -------  -------  -------  -------
   Net loss attributable to general
   and limited partners. . . . . . . . . ($3,921) ($2,305)  ($7,187) ($4,718)
                                          =======  =======  =======  =======

                The accompanying notes are an integral part of
                          these financial statements.

                           MUZAK LIMITED PARTNERSHIP

                     Consolidated Statement of Cash Flows
                                  (Unaudited)
                                (In thousands)
                                                     Six Months Ended
                                                         June 30,
                                                      1997      1996
                                                      ----      ----

OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . .($6,988)  ($4,175)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Provision for doubtful accounts. . . . . . . . .    181       225
    Depreciation . . . . . . . . . . . . . . . . . .  5,804     5,155
    Amortization, net of deferred financing cost . .  4,946     4,464
    Deferred financing cost amortization . . . . . .    338       605
    Equity in losses of joint venture. . . . . . . .    494       117
    Gain on sale of affiliate. . . . . . . . . . . .   (389)        -
    Non-cash incentive compensation. . . . . . . . .    100         -
  Change in operating assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . .    462       750
    Inventories. . . . . . . . . . . . . . . . . . .    105       220
    Accounts payable . . . . . . . . . . . . . . . . (3,507)    1,531
    Advance billings . . . . . . . . . . . . . . . .    210       107
    Accrued interest . . . . . . . . . . . . . . . .      -       (72)
    Accrued expenses . . . . . . . . . . . . . . . .  1,453     1,161
    Unearned installation income . . . . . . . . . .    278       406
    Other, net . . . . . . . . . . . . . . . . . . .    223        70
                                                    -------   -------
    Net cash provided by operating activities. . . .  3,710    10,564
                                                    -------   -------
 INVESTING ACTIVITIES
  Additions to property and equipment. . . . . . . . (6,110)   (4,546)
  Additions to deferred costs and intangible assets. (2,911)   (2,870)
  Investment in joint venture. . . . . . . . . . . .   (804)        -
  Proceeds from sale of affiliate. . . . . . . . . .   1,260        -
  Other, net . . . . . . . . . . . . . . . . . . . .   (269)      155
     . . . . . . . . . . . . . . . . . . . . . . . .-------   -------
    Net cash used in investing activities. . . . . . (8,834)   (7,261)
                                                    -------   -------
FINANCING ACTIVITIES
  Borrowings under revolving notes payable, net. . .      -     1,450
  Principal payments on long-term debt . . . . . . .    (11)   (2,536)
  Principal payments under capital leases. . . . . .   (233)     (213)
  Contributions by partners. . . . . . . . . . . . .     29       172
  Other, net . . . . . . . . . . . . . . . . . . . .     (34)     (52)
                                                    -------   -------
    Net cash used in financing activities. . . . . .    (249)  (1,179)
                                                    -------   -------
    Net increase (decrease) in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . (5,373)    2,124

CASH AND CASH EQUIVALENTS, beginning of period . . . 25,686     1,115
                                                    -------   -------
CASH AND CASH EQUIVALENTS, end of period . . . . . .$20,313    $3,239
                                                    =======   =======
                The accompanying notes are an integral part of
                          these financial statements.


                          MUZAK LIMITED PARTNERSHIP
                                   FORM 10-Q

                  Notes to Consolidated Financial Statements
                    Six months ended June 30, 1997 and 1996
                                  (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the
"Commission"). The financial information as of and for the three and six month periods ended June 30, 1997 and 1996 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.
Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997.

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the Company's results of operations for the entire fiscal year ended December 31, 1997.

Certain reclassifications of prior year balances have been made for consistent presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Muzak Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements - SFAS No. 130, "Reporting Comprehensive
Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information," were recently issued and are effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of these standards. Management believes that the impact of adopting these standards will not be material to the financial statements, taken as a whole.

NOTE 3.  PROPERTY AND EQUIPMENT, NET:



Property and equipment consist of the following (in thousands):

                                         June 30,    December 31,
                                            1997         1996
                                         -------       -------

Equipment provided to subscribers. . . . $53,124       $49,340
Machinery and equipment. . . . . . . . .  11,575        10,745
Vehicles . . . . . . . . . . . . . . . .   3,417         3,072
Furniture and fixtures . . . . . . . . .   2,280         2,260
Land and buildings . . . . . . . . . . .     858           858
Leasehold improvements . . . . . . . . .     856           916
                                         -------       -------
     Total property and equipment. . . .  72,110        67,191

Less: Accumulated depreciation
       and amortization. . . . . . . . . (34,701)      (30,009)
                                         -------       -------
                                         $37,409       $37,182
                                         =======       =======

NOTE 4.  DEFERRED COSTS AND INTANGIBLE ASSETS, NET:


Deferred costs and intangible assets consists of the following (in thousands):

                                         June 30,    December 31,
                                            1997         1996
                                         -------       -------

Income producing contracts . . . . . . . $39,328       $39,830
Deferred subscriber acquisition costs. .  12,704        11,056
Master recording rights and deferred
 production costs    . . . . . . . . . .  10,922         9,883
Deferred financing costs . . . . . . . .   4,423         4,423
Organization costs   . . . . . . . . . .   4,432         4,432
Non-compete agreements . . . . . . . . .     846           846
Other. . . . . . . . . . . . . . . . . .     774           758
                                         -------       -------
     Total deferred costs and
      intangible assets. . . . . . . . .  73,429        71,228

Less:  Accumulated amortization. . . . . (42,302)      (37,463)
                                         -------       -------
                                         $31,127       $33,765
                                         =======       =======

NOTE 5.  LONG-TERM OBLIGATIONS:


Long-term obligations are summarized as follows (in thousands):

                                          June 30, 1997  December 31, 1996
                                            --------         --------

  Senior notes . . . . . . . . . . . . .    $100,000         $100,000
  Capital lease obligations. . . . . . .       1,205              935
  Other. . . . . . . . . . . . . . . . .         156              167
                                            --------         --------
       Total long-term obligations . . .     101,361          101,102

  Less:  Current portion . . . . . . . .        (544)            (482)
                                            --------         --------
                                            $100,817         $100,620
                                            ========         ========

NOTE 6.  SEVERANCE AGREEMENTS:

The Company entered into individual severance agreements with six separated members of management which provide for the following:

Severance Payments: Included in selling, general and administration expense, the Company took a charge of approximately $750,000 in the second quarter of 1997 for severance payments that will be paid over the next eighteen months.

Equity Repurchase Obligations: The agreements provide for the redemption of the separated employees' entire partnership interest in the Company. The total repurchase obligation for the separated employees' partnership interests under those severance agreements as of June 30, 1997 is $2,357,000 at a redemption price of $2.33 per partnership interest unit. In accordance with these severance agreements, on July 15, 1997, the Company redeemed 311,233 partnership interest units totaling $725,172. Partially offsetting these redemptions was the purchase of 107,296 partnership interest units by existing and new management members for $250,000. In addition, the Company paid $1,262,000 to five of the six separated management members in exchange for notes bearing interest at 7% per annum.

Options to Purchase Partnership Interest Units: The options of the separated members of management were canceled by the Company. Four of the separated members of management received $24,828 in the aggregate for such canceled options and new options were issued to the remaining two separated members. The Company has adequately accrued compensation expense related to the new and the canceled options.

NOTE 7.  SALE OF AFFILIATE:

On June 1, 1997, the Company sold its Spokane, Washington affiliate to an existing Muzak franchisee for $1.4 million, of which $1,260,000 was received at closing and $140,000 remains in escrow subject to purchase price adjustments. The Spokane franchise territory includes 31 counties in Washington, Idaho, and Oregon.

NOTE 8.  SUBSEQUENT EVENTS:

The Company has signed letters of intent related to three acquisitions for a total purchase price of approximately $2.75 million.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest expense for the six month periods ended June 30, 1997 and 1996 was approximately $5,038,000 and $3,025,000, respectively.

Non-cash financing and investing items for the six month periods ended June 30, 1997 and 1996 include the following:

   - The transfer of inventory, prepaid expenses, and machinery and equipment with a book value of $394,000 from a business segment in exchange for a note receivable in April, 1996.

   - Organization costs of $700,000 related to an unconsummated equity financing which were capitalized and included in accounts payable during the second quarter of 1996 and were subsequently written off in the fourth quarter of 1996.

   - Purchases of vehicles acquired under capital leases during the six month periods ended June 30, 1997 and 1996 of approximately $499,000 and $293,000, respectively.

                           MUZAK CAPITAL CORPORATION

                                 BALANCE SHEET

                                 June 30, 1997


                                    ASSETS


Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1


                             STOCKHOLDER'S EQUITY

Preferred Stock--authorized 10,000,000 shares
 of $0.01 par value each; no shares issued and
 outstanding . . . . . . . . . . . . . . . . . . . . . . .   $ --
Common Stock--authorized 30,000,000 shares of
 $0.01 par value each; 100 shares issued and
 outstanding . . . . . . . . . . . . . . . . . . . . . . .      1

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1


                          NOTE TO FINANCIAL STATEMENT

     Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of Muzak Limited Partnership (the "Company"), was formed on May 8, 1996. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation as co-issuer with the Company of the 10% Senior Notes due 2003, the payment of principal and interest thereon when due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company, as defined below, and Capital Corp., as defined below, with the Securities and Exchange Commission, in the Company's and Capital Corp.'s press releases or other public communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company and Capital Corp. wish to caution readers not to place undo reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including rapid technological change, competitive pricing, concentrations in and dependence on satellite delivery capabilities, and development of new services could affect the Company's and Capital Corp.'s financial performance and could cause the Company's and Capital Corp.'s actual results for future periods to differ materially from those anticipated or projected.

The Company and Capital Corp. do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Revenues. Total revenues increased 4.0% and 4.1% for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were primarily due to a net increase in monthly recurring service billings while equipment and related services revenues remained essentially flat as compared to the 1996 periods. Monthly recurring service billings increased by $24,000 and $46,000 over the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. Equipment and related services revenues were impacted by a higher percentage of new installations using EchoStar equipment than in the prior year. As the Company's affiliates install more EchoStar equipment, the mix of equipment purchased from the Company decreases as all EchoStar equipment is purchased directly from EchoStar or other outside vendors.

Gross Profit. Gross profit increased 2.3% and 3.8% over the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in 1996, but gross margins as a percentage of revenues decreased slightly over the same periods. Gross margins for the three and six month periods ended June 30, 1997 were 57.4% and 57.6%, respectively, a decline from the 58.3% and 57.8% for the same periods during 1996. The decline in margins is primarily due to installation costs related to a higher level of installations during the 1997 periods over the 1996 periods. In addition, satellite uplink fees for the EchoStar satellite which were minimal during the 1996 period negatively impacted margins for the three and six month periods ended June 30, 1997 as compared to the same periods during 1996. These fees increased significantly in February 1997, when the EchoStar II satellite became functional, in accordance with the Company's agreements with EchoStar. Our EchoStar residential revenues are growing and are now approximately equal to the costs of these satellite facilities on a monthly basis. Management anticipates that no further increases to these fees will occur.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of revenues for the three and six month periods ended June 30, 1997, as compared to the same periods in 1996. These expenses, as a percentage of revenues, were 39.4% and 37.9% for the three and six month periods ended June 30, 1997, as compared to 35.7% and 35.8% for the same periods in 1996. These increases were a result of approximately $750,000 in severance charges during the second quarter of 1997 related to certain management changes as well as increased sales costs incurred to generate the increases in monthly recurring services billings as compared to the same periods last year. As commissions are paid based on the future value of these new contracts, these sales costs are incurred prior to the benefits derived from the recurring revenues. Because of this, as long as the Company continues to experience high sales levels, sales costs associated with these recurring sales will continue to negatively impact immediate operating results.

Depreciation and Amortization. Depreciation and amortization expenses increased $500,000 and $1.1 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods during 1996. These increases were primarily the result of investments in maintaining and expanding the subscriber base over the last twelve months as well as capital investments in other business opportunities, such as costs of the new EchoStar uplink facility and start-up costs to create the Company's internet MusicServer product.

Interest Expense and Other Income. Interest expense net of interest income, equity in losses of joint venture and other income and expense increased $500,000 and $1.1 million for the three and six month periods ended June 30, 1997, respectively, as compared to the same periods during 1996. These increases were primarily the result of increased interest expense for the 1997 periods related to an increase in average interest bearing debt outstanding since the October 1996 offering by the Company and Muzak Capital Corporation of $100 million of 10% Senior Notes due 2003. Average interest-bearing debt for the six months ended June 30, 1997 was $101.0 million compared to $60.9 million for the six months ended June 30, 1996.

Net Loss. Net loss increased to $3.8 and $7.0 million for the three and six month periods ended June 30, 1997, respectively, as compared to $2.0 and $4.2 million for the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Six Months Ended June 30, 1997. Cash and cash equivalents decreased from $25.7 million as of December 31, 1996 to $20.3 million as of June 30, 1997. The Company's cash provided by operations for this period was $3.7 million, including a net use of operating assets and liabilities of $776,000. Operating cash flow and the reduction in cash and cash equivalents were used to fund capital requirements associated with maintaining and expanding the subscriber base and to reduce current liabilities. In addition to these capital requirements, investing activities also include $1,260,000 in proceeds from the sale of the Spokane, Washington operation and an additional investment of $800,000 in Muzak Europe B.V., a joint venture in Europe in which the Company is a 50% partner.

Outlook. The Company believes that its cash flows from operations, borrowing availability and cash on hand will be adequate to support currently planned business operations, capital expenditures and debt service requirements at least through December, 1998. Equity repurchase obligations for $2,357,000 were recorded by the Company in June, 1997 related to individual severance agreements with six separated members of management. In addition, the Company currently has signed letters of intent related to three acquisitions for a total purchase price of approximately $2,750,000. Other than these transactions, if the Company engages in one or more material acquisitions, joint ventures or alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional capital could be required.

Muzak Capital Corporation. Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of the Company, was organized May 8, 1996, has nominal assets and conducts no business operations. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation, the payment of interest and principal on the Senior Notes when due. A discussion of Capital Corp. has been omitted in the period-to-period comparison due to its lack of significant assets and lack of operations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          The Company is subject to various proceedings arising in the normal course of business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES.

          On July 25, 1997, the Company sold a total of 107,296 Class B limited partnership units to two executive officers of the Company for a total consideration of $250,000. The sales of the 107,296 Class B limited partnership units was made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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


                                   MUZAK LIMITED PARTNERSHIP




                                   By:  /s/ Brad D. Bodenman
                                        ---------------------
Date:  August 14, 1997                  Brad D. Bodenman
                                        Controller
                                        (Principal Financial Officer and
                                        Chief Accounting Officer of Muzak
                                        Limited Partnership)


                                   MUZAK CAPITAL CORPORATION


                                   By:  /s/ Brad D. Bodenman
                                        ---------------------
Date:  August 14, 1997                  Brad D. Bodenman
                                        Controller
                                        (Principal Financial Officer and
                                        Chief Accounting Officer of Muzak
                                        Capital Corporation)