Form 10-Q
period 1997-09-30
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1997-11-14
CIK 891983, 1013763

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------



/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     ___________


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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  /x/   No  / /

Muzak Capital Corporation meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  / /   No  / /

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at November 14, 1997: Muzak Capital Corporation - 100.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             MUZAK LIMITED PARTNERSHIP

                            Consolidated Balance Sheet
                                  (In thousands)

                                                             September 30,   December 31,
                                                                 1997            1996
                                                             -------------   ------------
                                                              (Unaudited)
                         ASSETS

 Current Assets:
  Cash and cash equivalents............................        $  17,079       $  25,686
  Accounts receivable, net of allowance for doubtful
   accounts of $470 and $496...........................           15,950          15,600
  Inventories, net of reserve for obsolescence
   of $350 and $0......................................            3,286           3,722
  Prepaid expenses.....................................            1,387           1,607
  Other................................................              904             351
                                                             -------------   ------------
    Total current assets...............................           38,606          46,966

 Property and equipment, net...........................           38,045          37,182
 Deferred costs and intangible assets, net.............           32,377          33,765
 Other.................................................            2,215           1,129
                                                             -------------   ------------
   Total assets........................................       $  111,243      $  119,042
                                                             -------------   ------------
                                                             -------------   ------------

              LIABILITIES AND PARTNERS' DEFICIT

 Current Liabilities:
  Accounts payable.....................................       $    7,543        $ 8,681
  Advance billings.....................................            4,928          4,688
  Accrued interest.....................................            5,000          2,500
  Accrued expenses.....................................            3,507          2,423
  Current portion of long-term obligations.............              469            482
  Current portion of equity repurchase obligations.....              500              -
                                                             -------------   ------------
   Total current liabilities...........................           21,947         18,774

 Long-term obligations, net of current portion.........          100,756        100,620
 Unearned installation income..........................            4,054          3,637
 Commitments and contingencies.........................                -              -
 Redeemable preferred partnership interests............            6,390          6,091
 Equity repurchase obligations, net of current portion.              737              -

 Partners' Deficit:
  Limited partners' interests (deficiencies)...........           (2,195)         2,170
  General partner's deficiencies.......................          (20,446)       (12,250)
                                                             -------------   ------------
   Total partners' deficit.............................          (22,641)       (10,080)
                                                             -------------   ------------
   Total liabilities and partners' deficit.............        $ 111,243     $  119,042
                                                             -------------   ------------
                                                             -------------   ------------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              MUZAK LIMITED PARTNERSHIP

                       Consolidated Statement of Operations
                                     (Unaudited)
                                    (In thousands)

                                                         Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                         ------------------     -------------------
                                                            1997     1996          1997       1996
                                                          -------  --------      -------    -------
 Revenues:
  Music and other business services......................  $14,737   $13,619      $43,515    $40,596
  Equipment and related services.........................    8,496     8,785       23,583     23,965
                                                           -------  --------      -------    -------
   Total revenues........................................   23,233    22,404       67,098     64,561
                                                           -------  --------      -------    -------

 Cost of revenues:
  Music and other business services......................    4,954     3,792       13,575     11,293
  Equipment and related services.........................    6,110     5,789       16,076     16,093
                                                           -------  --------      -------    -------
   Total cost of revenues................................   11,064     9,581       29,651     27,386
                                                           -------  --------      -------    -------
 Gross profit............................................   12,169    12,823       37,447     37,175

 Selling, general and administrative expenses............    7,812     7,645       24,425     22,752
 Depreciation............................................    2,687     2,677        8,491      7,832
 Amortization............................................    2,425     2,384        7,370      6,848
                                                           -------  --------      -------    -------
  Operating income (loss)................................     (755)      117       (2,839)      (257)

 Other income (expense):
  Interest expense.......................................   (2,696)   (1,819)      (8,071)    (5,393)
  Interest income........................................      264        21          874         73
  Equity in losses of joint venture......................     (194)      (24)        (688)      (142)
  Other income (expense), net............................      (16)      (22)         339       (183)
                                                           -------  --------      -------    -------
  Net loss...............................................   (3,397)   (1,727)     (10,385)    (5,902)
  Redeemable preferred returns...........................     (100)     (274)        (299)      (817)
                                                           -------  --------      -------    -------
  Net loss attributable to general and limited partners..  ($3,497)  ($2,001)    ($10,684)   ($6,719)
                                                           -------  --------      -------    -------
                                                           -------  --------      -------    -------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              MUZAK LIMITED PARTNERSHIP

                       Consolidated Statement of Cash Flows
                                     (Unaudited)
                                    (In thousands)




                                                                          Nine Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                          1997           1996
                                                                        ---------      ---------
OPERATING ACTIVITIES
 Net loss..........................................................     $ (10,385)     $  (5,902)
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
   Provision for doubtful accounts.................................            361           379
   Provision for inventory obsolescence............................            350             0
   Depreciation....................................................          8,491         7,832
   Amortization, net of deferred financing cost....................          7,372         6,848
   Deferred financing cost amortization............................            495           907
   Equity in losses of joint venture...............................            688           142
   Gain on sale of affiliate.......................................           (389)            -
   Write-off of national account installation costs................            180             -
   Non-cash incentive compensation.................................            177             -
 Change in operating assets and liabilities:
   Accounts receivable.............................................           (711)          280
   Inventories.....................................................            (94)           (6)
   Accounts payable................................................         (1,138)        2,996
   Advance billings................................................            240            63
   Accrued interest................................................          2,500          (758)
   Accrued expenses................................................          1,166         1,342
   Unearned installation income....................................            418           633
   Other, net......................................................            188           127
                                                                            -------       -------
   Net cash provided by operating activities.......................          9,909        14,883
                                                                            -------       -------
INVESTING ACTIVITIES
  Additions to property and equipment..............................         (9,418)       (7,151)
  Additions to deferred costs and intangible assets................         (4,437)       (5,303)
  Investment in joint venture......................................           (804)            -
  Proceeds from sale of affiliate..................................          1,260             -
  Acquisition of accounts..........................................         (2,381)            -
  Other, net.......................................................           (240)           189
                                                                            -------        ------
     Net cash used in investing activities.........................         (16,020)      (12,265)
                                                                            -------        ------
FINANCING ACTIVITIES
  Borrowings under revolving notes payable, net....................               -         3,500
  Principal payments on long-term debt.............................             (92)       (5,480)
  Principal payments under capital leases..........................            (323)         (293)
  Contributions (withdrawal) by partners...........................          (2,026)          311
  Other, net.......................................................             (54)         (197)
                                                                            -------        ------
    Net cash used in financing activities..........................          (2,495)       (2,159)
                                                                            -------        ------
    Net increase (decrease) in cash and cash equivalents...........          (8,606)          459

CASH AND CASH EQUIVALENTS, beginning of period.....................          25,685         1,115
                                                                            -------        ------
CASH AND CASH EQUIVALENTS, end of period...........................         $17,079       $ 1,574
                                                                            -------        ------
                                                                            -------        ------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             MUZAK LIMITED PARTNERSHIP
                                   FORM 10-Q

                      Notes To Consolidated Financial Statements
                     Nine Months Ended September 30, 1997 and 1996
                                      (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial information as of and for the three and nine month periods ended September 30, 1997 and 1996 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Commission on March 31, 1997.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the Company's results of operations for the entire fiscal year ended December 31, 1997.

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

NOTE 3.  PROPERTY AND EQUIPMENT, NET:

Property and equipment consist of the following (in thousands):

                                                      September 30, December 31,
                                                          1997         1996
                                                      ------------- ------------
     Equipment provided to subscribers................  $ 55,181      $ 49,340
     Machinery and equipment..........................    12,195        10,745
     Vehicles.........................................     3,394         3,072
     Furniture and fixtures...........................     2,527         2,260
     Land and buildings...............................       858           858
     Leasehold improvements...........................       862           916
                                                        --------      --------
          Total property and equipment................    75,017        67,191

     Less: Accumulated depreciation and amortization..   (36,972)      (30,009)
                                                        --------      --------
                                                        $ 38,045      $ 37,182
                                                        --------      --------
                                                        --------      --------

NOTE 4.  DEFERRED COSTS AND INTANGIBLE ASSETS, NET:

Deferred costs and intangible assets consists of the following (in thousands):

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
     Income producing contracts......................  $ 41,694       $ 39,830
     Deferred subscriber acquisition costs...........    13,670         11,056
     Master recording rights and deferred
       production costs..............................    11,468          9,883
     Deferred financing costs........................     4,341          4,423
     Organization costs..............................     4,441          4,432
     Non-compete agreements..........................       861            846
     Other...........................................       788            758
                                                       --------       --------
         Total deferred costs and intangible assets..    77,263         71,228

     Less: Accumulated amortization..................   (44,886)       (37,463)
                                                       --------       --------
                                                       $ 32,377       $ 33,765
                                                       --------       --------
                                                       --------       --------

NOTE 5.  LONG-TERM OBLIGATIONS:

Long-term obligations are summarized as follows (in thousands):

                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
     Senior notes....................................   $100,000      $100,000
     Capital lease obligations.......................      1,150           935
     Other...........................................         75           167
                                                        --------      --------
         Total long-term obligations.................    101,225       101,102

     Less: Current portion...........................       (469)         (482)
                                                        --------      --------
                                                        $100,756      $100,620
                                                        --------      --------
                                                        --------      --------

NOTE 6.  SEVERANCE AGREEMENTS:

During the second quarter of 1997, the Company entered into individual severance agreements with six separated management employees which provide for the following:

Severance Payments: Included in Selling, General & Administration expense, the Company took a charge of approximately $750,000 in the second quarter of 1997 for severance payments for the separated employees.

Equity Repurchase Obligations: The severance agreements provided for the redemption of the separated employees' entire partnership interest in the Company. The total original repurchase obligation for the separated employees' partnership interests was $2,357,000 at a redemption price of $2.33 per partnership interest unit. In accordance with these severance agreements, on July 15, 1997, the Company redeemed 311,233 partnership interest units totaling $725,172. Partially offsetting these redemptions were the purchase of 107,296 partnership interest units by existing and new management employees for $250,000. In addition, the Company paid $1,262,000 to five of the six separated management members in exchange for notes bearing interest at 7% per annum. On September 30, 1997, the Company redeemed 158,572 partnership interest units of one of the separated management employees for $369,473 leaving a liability for equity repurchase obligation of $1,237,000 on this date.

Options to Purchase Partnership Interest Units: The options of the six separated management employees were canceled by the Company. Four of the separated management employees received $24,828 in the aggregate for such canceled options and new options were issued to the two remaining individuals. The Company has adequately accrued compensation expense related to the new and the canceled options.

Settlement of Equity Repurchase Obligation: On October 3, 1997, the Company sold a total of 606,777 partnership interest units to management employees of the Company for $1,413,790 at a price of $2.33 per partnership interest unit.
On October 15, 1997, the 7% notes receivable due from the separated management employees in the total principal amount of for $1,262,000 were retired and the redemption of all of the outstanding partnership interest units of the separated management employees was completed.

NOTE 7.  OPTIONS FOR PARTNERSHIP INTEREST UNITS:

In the second quarter of 1997, the Company entered into employment agreements with two executive officers for a term of four years. As part of these agreements, these executive officers have been granted options to acquire 1,500,000 partnership interest units of the Company at an exercise price of $2.33 a unit vesting in equal annual amounts over a three year period. A portion of these options are subject to the Company meeting specific performance standards.


NOTE 8.  SUBSEQUENT EVENTS:

The Company has a signed letter of intent related to an acquisition for a total purchase price of approximately $1.5 million.

In October 1997, the Company entered into two commitments with separate vendors to purchase equipment for $418,000 and $412,000 to be completed in January 1998 and October 1998, respectively.

On October 24, 1997, the Company sold a total of 175,000 partnership interest units to two executive officers of the Company at a price of $2.33 per unit for $407,750. In addition, on October 24, 1997, the Company redeemed 175,000 partnership interest units from a retired management employee at a price of $2.33 per partnership interest unit for a total redemption payment of $407,750.


NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest expense for the nine month periods ended September 30, 1997 and 1996 was approximately $5,076,000 and $5,320,000, respectively.

Non-cash financing and investing items for the nine month periods ended September 30, 1997 and 1996 include the following:

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

  - National account installation costs of $180,000 in excess of billings written off in the third quarter of 1997.

  - Inventory obsolescence reserve of $350,000 established during the third quarter of 1997.

  - Purchases of vehicles acquired under capital leases during the nine month periods ended September 30, 1997 and 1996 of approximately $538,000 and $488,000, respectively.

                         MUZAK CAPITAL CORPORATION

                               BALANCE SHEET

                             September 30, 1997


                                   ASSETS

Cash...........................................................          $  1


                             STOCKHOLDER'S EQUITY


Preferred stock - authorized 10,000,000 shares of $0.01 par
   value each; no shares issued and outstanding................          $  -
Common stock - authorized 30,000,000 shares of $0.01 par
   value each; 100 shares issued and outstanding...............             1
                                                                         ----
   TOTAL                                                                 $  1
                                                                         ----
                                                                         ----




THE ACCOMPANYING NOTE IS A INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                          NOTE TO FINANCIAL STATEMENT


     Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of Muzak Limited Partnership ("the Company"), was formed on May 8, 1996. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation as co-issuer with the Company of the 10% Senior Notes due 2003, the payment of principal and interest thereon when due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q or future filings by the Company, as defined below, and Capital Corp., as defined below, with the Securities and Exchange Commission, in the Company's and Capital Corp's press releases or other public communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company and Capital Corp. wish to caution readers not to place undo reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including rapid technological change, competitive pricing, concentrations in and dependence on satellite delivery capabilities, and development of new services could affect the Company's and Capital Corp.'s financial performance and could cause the Company's and Capital Corp.'s actual results for future periods to differ materially from those anticipated or projected.

The Company and Capital Corp. do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Results of Operations

Revenues. Total revenues increased 3.7% and 3.9% for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases were primarily due to a net increase in monthly recurring service billings while equipment and related services revenues declined as compared to the 1996 periods. Monthly recurring service billings increased by $40,000 and $83,000 over the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in 1996.
This increase in recurring business services revenue is partially offset by a decline in equipment and related services revenue due to Muzak's affiliates purchasing more subscriber equipment directly from outside vendors rather than from Muzak. An additional factor influencing the revenue growth when comparing quarter over quarter results is due to certain large one-time sales of approximately $500,000 in the 1996 quarter not in the current quarter.
These sales where for sound and paging systems installed in certain schools in Texas. After eliminating these variances, the remaining variance reflects increases in revenue due to the growth in our monthly recurring billing. This growth in billing is the result of the sales effort during 1997 being focused on growing the core music and other business services. The revenues in these product categories are generally higher margin and longer term.

Gross Profit. Gross profit decreased 5.1% over the three month period and increased 0.7% over the nine month period ended September 30, 1997, respectively, as compared to the same periods in 1996 and gross margins as a percentage of revenues decreased over the same periods. Gross margins for the three and nine month periods ended September 30, 1997 were 52.4% and 55.8%, respectively, declining from 57.2% and 57.6% for the same periods during 1996. The gross profit decline for the three month period is primarily due to approximately $750,000 in one-time charges taken in the third quarter related to inventory, licensing fees and the buyout of a satellite segment lease. For the nine month periods, these one-time charges are partially offset by increased revenues related to the net increase in monthly recurring service billings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased as a percentage of revenues for the three month period and increased for the nine month period ended September 30, 1997, as compared to the same periods in 1996. These expenses, as a percentage of revenues, were 33.6% and 36.4% for the three and nine month periods ended September 30, 1997, as compared to 34.1% and 35.2% for the same periods in 1996. The decrease during the three month period is primarily the result of an accrued bonus reversal made in the third quarter of 1997. The increase over the nine month period is a result of approximately $750,000 in severance charges during the second quarter of 1997 related to certain management changes as well as increased sales costs incurred to generate the increases in monthly recurring services billings as compared to the same periods last year. As commissions are paid based on the future value of these new contracts, these sales costs are incurred prior to the benefits derived from the recurring revenues. Because of this, as long as the Company continues to experience high sales levels, sales costs associated with these recurring sales will continue to negatively impact immediate operating results.

Depreciation and Amortization. Depreciation and amortization expenses increased $50,000 and $1.2 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods during 1996. These increases were primarily the result of investments in maintaining and expanding the subscriber base over the last twelve months as well as capital investments in other business opportunities, such as costs of the new EchoStar uplink facility and start-up costs to create the Company's internet MUSICSERVER product. Partially offsetting the depreciation and amortization on these investments over the three month period is approximately $22.5 million in five year assets which were fully depreciated/amortized at the end of August, 1997.

Interest Expense and Other Income. Interest expense net of interest income, equity in losses of joint venture and other income and expense increased $800,000 and $1.9 million for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods during 1996. These increases were primarily the result of increased interest expense for the 1997 periods related to an increase in average interest bearing debt outstanding since the October 1996 offering by the Company and Capital Corp. of $100 million of the 10% Senior Notes due 2003. Average interest-bearing debt for the nine months ended September 30, 1997 was $101.1 million compared to $60.8 million for the nine months ended September 30, 1996.

Net Loss. Net loss increased to $3.4 and $10.4 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $1.7 and $5.9 million for the same periods in 1996.

Liquidity and Capital Resources

Nine Months Ended September 30, 1997. Cash and cash equivalents decreased from $25.7 million as of December 31, 1996 to $17.1 million as of September 30, 1997. The Company's cash provided by operations for this period was $9.9 million, including net cash provided by changes in operating assets and liabilities of $2.6 million. Operating cash flow and the reduction in cash and cash equivalents were primarily used to fund capital requirements associated with maintaining and expanding the subscriber base. In addition to these capital requirements, investing activities include $1,260,000 in proceeds from the sale of the Spokane, Washington operation, three acquisitions consuming $2,380,000 and an additional investment of $800,000 in Muzak Europe B.V., a joint venture in Europe in which the Company is a 50% partner. Financing activities include $2,357,000 paid to six separated members of management on July 15, 1997, in accordance with severance agreements to redeem partnership interest units and in exchange for notes bearing interest at 7% per annum. These notes were retired and the remainder of the outstanding partnership interest units of these separated members of management were redeemed on October 15, 1997.

Outlook. The Company believes that its cash flows from operations, borrowing availability and cash on hand will be adequate to support currently planned business operations, capital expenditures and debt service requirements at least through December, 1998. The Company currently has signed letters of intent related to an acquisition for a total purchase price of approximately $1.5 million. If the Company engages in one or more material acquisitions, joint ventures or alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional capital could be required.

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

Item 2.  Changes in Securities.

         On July 15, 1997, the Company sold a total of 107,296 Class B limited partnership units to two executive officers of the Company for total consideration of $250,000. The sales of the 107,296 Class B limited partnership units were made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

         In addition, on October 3, 1997, the Company sold a total of 606,777 Class B limited partnership units to approximately 17 management employees of the Company for total consideration of $1.4 million. The sales of the 606,777 Class B limited partnership units were made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
         Section 4(2)3 thereof.

         Furthermore, on October 24, 1997, the Company sold a total of 175,000 Class B limited partnership units to two executive officers of the Company for total consideration of $407,750. The sales of the 175,000 Class B limited partnership units were made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

                             MUZAK LIMITED PARTNERSHIP

November __, 1997
                             By:       /s/ Brad D. Bodenman
                                       ---------------------------
                                       Brad D. Bodenman
                                       Vice President, Finance and
                                       Administration
                                       (Principal Financial
                                       Officer and Chief
                                       Accounting Officer of Muzak
                                       Limited Partnership)


                             MUZAK CAPITAL CORPORATION

November __, 1997
                             By:       /s/ Brad D. Bodenman
                                       ---------------------------
                                       Brad D. Bodenman
                                       Vice President, Finance and
                                       Administration
                                       (Principal Financial
                                       Officer and Chief
                                       Accounting Officer of Muzak
                                       Limited Partnership)