Form 10-K405
period 1997-12-31
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1998-03-31
CIK 891983, 1013763

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 1997

                                    or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the
         transition period from       to

                    Commission file numbers: 333-03741
                                          333-03741-01

                           MUZAK LIMITED PARTNERSHIP
                           MUZAK CAPITAL CORPORATION
           (Exact Name of Registrants as Specified in their charters)

                  DELAWARE                                      13-3647593
                  DELAWARE                                      91-1722302
       (State or Other Jurisdiction of             (I.R.S. Employer Identification Nos.)
       Incorporation or Organization)

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

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    On March 30, 1998 there were 19,218,933 units of partnership interests of Muzak Limited Partnership outstanding.

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

    Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / / No / /

    APPLICABLE ONLY TO CORPORATE REGISTRANTS: On March 30, 1998, Muzak Capital Corporation had outstanding 100 shares of Common Stock, par value $0.01 per share, which is the registrant's only class of common stock.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           MUZAK LIMITED PARTNERSHIP
                           MUZAK CAPITAL CORPORATION

                                     INDEX

                                                                                                                            Page
                                                                                                                            ----
Part I
     Item 1.  Business....................................................................................................    3
     Item 2.  Properties..................................................................................................   11
     Item 3.  Legal Proceedings...........................................................................................   11
     Item 4.  Submission of Matters to a Vote of Security Holders.........................................................   11

Part II
     Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters.......................................   12
     Item 6.  Selected Financial Data.....................................................................................   12
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   14
     Item 8.  Financial Statements and Supplementary Data.................................................................   22
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................   48

Part III
    Item 10.  Directors and Executive Officers of the Registrants.........................................................   49
    Item 11.  Executive Compensation......................................................................................   53
    Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................................   56
    Item 13.  Certain Relationships and Related Transactions..............................................................   57

Part IV
    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................................   58
Signatures................................................................................................................   61

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

                                     PART I

ITEM 1. BUSINESS.

General

    Muzak Limited Partnership (the "Company") is the leading provider of business music in the United States, based on the number of customer locations served. As of December 31, 1997, the Company and its franchisees served approximately 200,000 business customer locations in the United States, representing a market share of approximately 50% of the estimated number of domestic business customer locations currently served by business music providers and approximately twice the estimated number of business customer locations served by its nearest competitor. In addition to providing business music, the Company also provides in-home CD quality music to EchoStar Satellite Corporation ("EchoStar") subscribers. As of December 31, 1997, the number of EchoStar subscribers receiving this service totaled over 600,000. Revenues from the in-home music service accounted for approximately 1.0% of revenues in 1997. Through a network of distributors, the Company also provides business music to subscribers outside the United States. In addition, the Company offers its business customers a range of non-music services, including broadcast data delivery, video, audio marketing and in-store advertising services, and sells, installs and services related equipment.

    The Company markets business music in a variety of formats, including (i) its well-known proprietary Environmental Music-Registered Trademark- (or "background" music) and (ii) over 100 "foreground" music formats ranging from top-of-the-charts hits to contemporary jazz, country music and classical music. Environmental Music-Registered Trademark-, which is principally comprised of instrumental versions of popular songs that have been adapted and re-recorded by the Company, is generally used in business offices and manufacturing facilities to improve employee concentration and reduce stress. Foreground music, consisting principally of original artist recordings, is most commonly used in public areas, such as restaurants and retail establishments, primarily as a sales enhancement tool. The Company distributes 60 of its music formats by broadcast media (principally direct broadcast satellite ("DBS") transmission) and supplies the balance to subscribers principally in the form of long-playing audio tapes.

    Since 1993, the total number of domestic business customer locations served by the Company and its franchisees has grown from 158,000 to 200,000. Over the same period, the Company's total revenues and EBITDA have grown from $58.5 million and $11.6 million in 1993, respectively, to $91.2 million and $17.0 million in 1997, respectively.

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

    The Company's best-selling format, Environmental Music-Registered Trademark-, is a unique blend of completely instrumental music and is principally comprised of versions of popular songs that have been adapted and re-recorded by the Company ("covers"), music that has been composed and recorded exclusively for inclusion in the Environmental Music-Registered Trademark- program ("originals"), and some commercially available recordings. The Environmental Music-Registered Trademark-format is generally used in business offices and manufacturing facilities to improve employee concentration and reduce stress. The Environmental Music-Registered Trademark- library consists of approximately 32,000 recordings owned by the Company, of which approximately 5,000 are actively used at any given time. The Company updates the library periodically, adding approximately 1,000 new selections each year.

    Foreground music, consisting principally of original artist recordings, is most commonly used in public areas, such as restaurants and retail establishments, primarily as a sales enhancement tool. The Company's most popular foreground music product, FM-1-Registered Trademark-, features moderate tempo, original artist recordings of familiar adult contemporary favorites. With its broad appeal, FM-1-Registered Trademark- is second to the Environmental Music-Registered Trademark- channel in the total number of business subscriber locations served and is the Company's most widely-used format in the restaurant and retail markets. FM-1-Registered Trademark- features a broad range of popular artists from the last 30 years, with an emphasis on current popular music.

    Including Environmental Music-Registered Trademark- and FM-1-Registered Trademark-, the Company has developed over 60 other foreground music formats for broadcast transmission and over 100 different tape-based formats of music targeted to the specialized business needs of subscribers with more focused customer demographics.

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

Other Services

    Non-Music Broadcast Services

    The Company offers a variety of non-music services to its medium-powered DBS business music subscribers that complement its music services. These services are generally "bundled" and marketed in conjunction with the Company's business music services. These services include AdParting-Registered Trademark- (customized audio messages interspersed in business music), broadcast data delivery (one-way data broadcasting on customer specific networks) and custom business television services (custom video programs broadcasted to subscriber locations).

    On-Premise Music Video-ZTV-Registered Trademark-

    The Company programs, duplicates on videotape and sells its proprietary ZTV-Registered Trademark- on-premise music video service to subscribers, allowing subscribers to create an "MTV-Registered Trademark--type" environment for their customers through specially programmed, long-playing videotapes. The ZTV-Registered Trademark- taped music videos are produced and shipped directly from the Company's production facilities to subscriber locations. Subscribers currently using the ZTV-Registered Trademark- service include Macy's, Radio Shack, Oshman's Sporting Goods and Rent-A-Center.

    Audio Marketing

    The Company creates, produces and records spoken messages for use with "on-hold" business telephone systems, AdParting-Registered Trademark- broadcasts and other forms of in-store messaging and advertising.

    In-Store Advertising

    The Company has established an industry-specific network
(SuperLink-Registered Trademark-) of grocery wholesalers and wholesaler-supplied retailers and sells time on the network to advertisers seeking to deliver a message simultaneously to multiple locations in the network.

Internet Services

    The Company has developed and operates its Internet
MusicServer-SM- service through its wholly-owned subsidiary, EAIC, Inc. ("EAIC"). The MusicServer-SM- service permits music retailers and others to offer visitors to their websites access to digitized 30-second samples from the EAIC's library of recorded music. This service, which permits, among other things, a consumer to preview recordings offered for sale by a retailer, currently is being provided to, among others, CDnow!, an on-line retailer of compact discs and audio cassettes, Tower Records and Microsoft.

Equipment Sales and Related Services

    The Company sells and leases various audio system-related products, principally intercoms and sound systems to its business music subscribers and other customers. The Company also sells electronic equipment, principally DBS receivers and dishes as well as proprietary tape playback equipment, to its franchisees to support their business music services business. All the equipment is manufactured by third parties, although some items bear the Muzak-Registered Trademark- brand name. Revenues from equipment sales and related services accounted for 37% of the Company's revenues in 1996 and 35% of such revenues in 1997.

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

Marketing

    Company Sales Offices

    The Company has 35 local sales offices in the United States, including sales offices in seven of the top ten U.S. markets (the greater metropolitan areas of New York, Los Angeles, Chicago, San Francisco, Boston, Dallas and Detroit). These 35 sales offices accounted for approximately 72% of the Company's revenues in each of 1996 and 1997. In addition, the Company has a national sales office in Chicago.

    Franchisees

    The Company has 80 franchisees serving 137 separate territories in the United States. Each franchisee has exclusive responsibility for sales in its territory, except for sales to national accounts, sales of in-store advertising services and on-premise music video services. The Company designs and produces literature, customer and training videos and sales materials for use by its franchisees. The Company also conducts sales training for its franchisees' sales personnel.

    Under the standard form of franchise agreement, franchisees pay the Company (i) a monthly fee based on the number of business locations within the specified territory, (ii) a monthly royalty equal to 10% of billings for broadcast business music services (subject to certain deductions and adjustments) and (iii) additional amounts for non-music broadcast services and on-premise tape services. In addition, franchisees pay a variable surcharge of billings to customers for medium-powered DBS service and high-powered DBS services in the franchisee's territory. Franchisees are also responsible for paying performing rights fees in connection with the provision of services in their territories.

    Revenues from the sale of other broadcast business services are shared between the Company and its franchisees, and the Company receives, determined by service type, 50% or 60% of these revenues in lieu of royalty payments. Franchisees also pay a monthly fee for use of various additional non-music and other music broadcast services offered by the Company.

    National Sales Program

    The Company has established a national sales program to market its services more effectively to subscribers with numerous locations in various territories, including those served by franchisees, and to address the needs of these subscribers for uniform service and centralized billing for all of their locations. Subscribers with 50 or more locations operating in four or more territories are deemed to be "national accounts." The national sales program includes a committee of representatives of the Company and its franchisees that oversees the pricing and other material terms for national account subscriber contracts. The Company, through its Seattle headquarters, coordinates the servicing of national accounts by its franchisees and allocates revenues from national accounts among the participating franchisees. The national sales office is comprised of seven salespeople and is supported by additional customer service personnel. At December 31, 1997, the Company and its franchisees had national accounts representing approximately 80,000 business subscriber locations (of which approximately 48,000 were franchisee subscriber locations), including those of Taco Bell, McDonald's, Burger King, Bob Evans, Boston Markets, Crate & Barrel, Kroger, Staples, Hallmark and Wal-Mart. None of the Company's national accounts represents more than 3% of the Company's consolidated revenues, and the Company's top five national accounts represent in the aggregate less than 10% of consolidated revenues.

    International Sales

    The Company has agreements with 15 international distributors and franchisees in 10 countries outside the United States, including Canada, Mexico, Japan, Argentina and Australia. These distributors and franchisees either pay royalties to the Company based on their sales of business music services or a flat fee based on the number of subscribers they serve. Royalties and other fees from international sales accounted for approximately 2% of the Company's revenues in 1997.

    The Company, through a joint venture ("Muzak Europe"), has been offering business music and non-music services via satellite transmission since 1995 and is seeking to establish relationships with key distributors throughout Europe. In addition, Muzak Europe acquired German and Belgian distributors in 1996. On March 2, 1998 the Company entered into a letter of intent with its joint venture partner that will effectively liquidate the Company's interest in the joint venture in exchange for a promissory note and the right of the Company to participate in the future revenues of the European venture in its new role as franchisor.

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

    Internationally, the Company competes with AEI and a number of regional business music providers, some of which may have substantially greater financial, technical, personnel and other resources than the Company.

    The Company competes on the basis of service and system quality, versatility and flexibility, the variety of its music formats, the availability of its broadcast data and other non-music services and price. Even though it is seldom the lowest-priced provider of business music in any territory, the Company believes that it can compete effectively on all these bases due to the widespread recognition of the Muzak-Registered Trademark- name, its nationwide sales and service infrastructure, the quality and variety of its music programming and its multiple delivery systems. However, no assurance can be given that the Company will be able to compete successfully with its existing or potential new competitors or maintain or increase its current market share, that it will be able to use, or compete effectively with competitors that adopt, new delivery methods and technologies, or that discoveries or improvements in the communications, media and entertainment industries will not render obsolete some or all of the technologies or delivery systems currently relied upon by the Company.

Music Licenses

    Most music is copyrighted and the Company is required to enter into license agreements to rerecord and play music in public spaces. The Company has various types of licensing agreements and arrangements with major rights owners and organizations to permit the production and distribution of its business music, including (i) master performance licensing agreements with the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI") that permit public performance of copyrighted music in a customer's location, (ii) mechanical licensing agreements under which the Company receives rights to rerecord and make copies of copyrighted music and (iii) licensing agreements with record companies that allow the Company to produce, advertise and distribute to its on-premise tape subscribers audio tapes containing original artist recordings.

    The Company's agreement with ASCAP expires on May 31, 1999. During 1997, the Company paid ASCAP fees aggregating approximately $3.5 million. The Company's agreement with BMI expired on December 31, 1993. The Company has entered into an interim fee structure with BMI and is in negotiations with BMI with respect to new agreements. The interim fee structure with BMI has been in place on an ongoing month-to-month basis since the expiration of the underlying agreement, and provides for continued payments at 1993 levels. The BMI license extension stipulates that any settlement relating to ongoing fees may be retroactive to January 1, 1994. Negotiations on a new contract with BMI began in early 1994 and at this time it is not known when negotiations will be completed. During 1997, the Company paid BMI fees aggregating approximately $1.3 million. The Company's total fees in the aggregate for mechanical licenses, original artist recording licenses and licensing agreements with record companies were approximately $432,000 for 1997.

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

Employees

    At December 31, 1997, the Company had 667 full-time and part-time employees, of whom 146 held sales and marketing positions, 157 held administrative positions and 364 held technical and service positions. A total of 74 of the Company's technical and service personnel are covered by nine union contracts with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW contracts have currently effective terms that expire on dates ranging from March 31, 1998 to May 31, 2000. All of the IBEW contracts provide for successive automatic one-year renewals, unless a notice of renegotiation or termination is given prior to the end of the then-effective term. The Company anticipates that some of the contracts may be renegotiated as their current terms expire. The Company believes its relationships with its employees and the IBEW are good.

ITEM 2. PROPERTIES.

    The Company's headquarters, located in Seattle, Washington, occupies approximately 43,300 square feet. Muzak's national sales office and 32 of its 35 local sales offices occupy an aggregate of approximately 150,000 square feet. Muzak's headquarters, 32 of its 35 local and its national sales offices, as well as office and satellite uplink facilities at Raleigh, North Carolina and Cheyenne, Wyoming and two warehouses in Seattle, are leased. The Company's total lease payments related to these premises during 1997 were approximately $2.7 million. In addition, the Company owns office and warehouse facilities, aggregating approximately 21,000 square feet, in Buffalo, New York, Irving, Texas and Peoria, Illinois. The Company considers its facilities to be adequate to meet its current and reasonably foreseeable needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company is a privately-held limited partnership. There is no established public trading market for its securities.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                         Year Ended December 31,
                                                                            -------------------------------------------------------

                                                                              1993       1994(1)      1995      1996(2)      1997
                                                                            ---------  -----------  ---------  ---------  ---------
Statements of Operation Data:
Revenues:
  Music and other business services.......................................  $  36,800   $  50,410   $  52,489  $  54,585  $  59,351
  Equipment sales and related services....................................     21,741      33,006      34,392     32,226     31,853
                                                                            ---------  -----------  ---------  ---------  ---------
    Total revenues........................................................     58,541      83,416      86,881     86,811     91,204
                                                                            ---------  -----------  ---------  ---------  ---------
Cost of Revenues:
  Music and other business services.......................................     10,611      13,685      14,465     15,263     18,502
  Equipment sales and related services....................................     16,756      23,413      23,895     21,763     22,207
                                                                            ---------  -----------  ---------  ---------  ---------
    Total cost of revenues................................................     27,367      37,098      38,360     37,026     40,709
                                                                            ---------  -----------  ---------  ---------  ---------
Gross profit..............................................................     31,174      46,318      48,521     49,785     50,495
Selling general and administrative expenses...............................     19,603      28,699      28,496     31,659     33,464
Depreciation..............................................................      4,349       8,211       9,382     10,625     10,652
Amortization..............................................................      6,942       9,622       8,909      9,594     10,016
                                                                            ---------  -----------  ---------  ---------  ---------
    Operating income (loss)...............................................        280        (214)      1,734     (2,093)    (3,637)
Interest expense..........................................................     (3,785)     (6,990)     (7,483)    (8,112)   (10,775)
Interest income...........................................................      --            103         129        438      1,017
Other, net................................................................         30         (82)        (94)      (434)       (40)
                                                                            ---------  -----------  ---------  ---------  ---------
Net loss before extraordinary items.......................................     (3,475)     (7,183)     (5,714)   (10,201)   (13,435)
  Extraordinary loss on write-off of deferred financing fees and debt
    discount..............................................................     --          --          --         (3,713)    --
  Extraordinary gain on retirement of redeemable preferred partnership
  interests...............................................................     --          --          --          3,091     --
                                                                            ---------  -----------  ---------  ---------  ---------
  Net loss................................................................     (3,475)     (7,183)     (5,714)   (10,823)   (13,435)
  Redeemable preferred return.............................................       (572)       (933)     (1,029)      (916)      (400)
                                                                            ---------  -----------  ---------  ---------  ---------
  Net loss attributable to general and limited partners                     ($  4,047)  ($  8,116)  ($  6,743) ($ 11,739) ($ 13,835)
                                                                            ---------  -----------  ---------  ---------  ---------
                                                                            ---------  -----------  ---------  ---------  ---------
Other Information:
Gross profit margin(3)....................................................       53.3%       55.5%       55.8%      57.3%      55.4%
EBITDA(4).................................................................  $  11,571   $  17,619   $  20,025  $  18,126  $  17,031
Capital expenditures(5)...................................................      8,235      13,804      12,757     16,337     18,678
Ratio of earnings to fixed charges(6).....................................     --          --          --         --         --
Balance Sheet Data:
Cash and cash equivalents.................................................  $   1,436   $   1,445   $   1,115  $  25,686  $   8,524
Total assets..............................................................     66,294     103,092      96,439    119,042    104,395
Total long-term obligations, including current portion....................     35,002      56,833      53,005    101,102    101,044
Redeemable preferred partnership interests................................      8,760      14,693      15,722      6,090      6,490
Partners' capital (deficit)...............................................      8,047       7,943       1,373    (10,078)   (26,095)

(footnotes to table on following page)

(footnotes to table on preceding page)
----------------------------------

(1) Includes the results of Comcast Sound Communications Inc. ("Comcast") from January 31, 1994.

(2) In 1996, selling, general and administrative expenses included a fourth quarter write-off of $1.4 million related to an unconsummated initial public offering of the Company's equity securities.

(3) Gross profit margin represents gross profit as a percentage of total revenues.

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

(5) Includes additions to property and equipment and additions to deferred costs and intangible assets.

(6) For purposes of computing the ratio of earnings to fixed charges, earnings include net loss attributable to general and limited partners, redeemable preferred returns and interest expense, including that portion of lease expense attributable to interest costs. Fixed charges consist of preferred returns and interest expense, including that portion of lease expense attributable to interest costs. Earnings were insufficient to cover fixed charges by $4.0 million, $8.1 million, $6.7 million, $11.7 million, and $13.8 million for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

    The Company derives revenues from its business services and from the sale, installation and servicing of customer premises equipment. The Company's principal business services include broadcast music services, on-premise tapes, on-premise music video and audio marketing. Music and other business services represented approximately 65% of total revenues in 1997. Equipment and related revenues accounted for the remaining 35% of 1997 revenues. A large majority of the Company's broadcast and on-premise tape revenues are generated from subscribers who typically execute five-year contracts at rates ranging from $35 to $75 per month. These subscription rates typically include the provision of the Company's equipment for use at the subscriber's location. Royalties received from franchisees and international distributors are included in broadcast music revenues and represented approximately 8.6% of total revenues in 1997. The Company's franchisees pay royalties, including surcharges for satellite transmission systems, to the Company based generally on 10% to 12.5% of adjusted music revenues, which are broadcast music revenues less licensing payments and bad debt write-offs. In-store advertising revenues are generated from the sale of advertising for delivery to certain subscribers. On-premise music video revenues are derived from the sale of specialized on-premise music videos targeted for certain segments of the marketplace. Audio marketing revenues are generated primarily from the sale of customized audio messages for use with "on-hold" telephone systems. The Company also provides other broadcast business services, including AdParting-Registered Trademark-, data delivery services, custom business television and other music-related services.

    Equipment revenues are derived from the sale and lease of audio system-related products, principally sound systems and intercoms, to business music subscribers and other customers. The Company also sells electronic equipment, principally DBS receivers and dishes, as well as proprietary tape playback equipment, audio and video equipment to its franchisees to support their business music services. Installation, service and repair revenues consist principally of revenues from the installation of sound systems and other equipment that is not expressly part of a business music contract, such as paging, security and drive-through systems. These revenues also include revenue from the installation, service and repair of equipment installed under a business music contract. Music contract installation revenues are deferred and recognized over the term of the respective contracts.

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

    Selling, general and administrative expenses include salaries, benefits, commissions, travel, marketing materials, training and occupancy costs associated with staffing and operating local and national sales offices. Such expenses also include personnel and other costs in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS. (Continued)

connection with the Company's headquarters functions. A significant portion of commissions and certain other selling costs are capitalized on a successful-efforts basis and charged as amortization expense over the average contract term of five years and, accordingly, are not reflected in selling, general and administrative expenses. The Company capitalized $3.2 million, $3.3 million and $3.8 million of such costs in 1995, 1996 and 1997, respectively. The Company amortizes leasehold improvements over the shorter of the lease term or five years and deferred costs and intangible assets over lives ranging from five to ten years. These deferred costs and intangible assets consist of the costs associated with subscriber contracts acquired from third parties (typically amortized on an accelerated basis over eight years), commissions and certain other sales-related expenses (five years), the acquisition and production costs of a music library (typically five years), organizational expenses related to acquiring certain franchise operations (five years) and capitalized financing costs (over the life of the loans).

    The Company operates as a limited partnership and as such, the income tax effects of all earnings or losses of the Company are passed directly to the partners and no provision for income taxes is required.

    On October 2, 1996, the Company and Capital Corp. completed the offering of $100 million aggregate principal amount (the "Offering") of their 10% Senior Notes (the "Senior Notes"). The Senior Notes represent unsecured senior obligations of the Company and Capital Corp., and are senior in right of payment to all subordinated indebtedness and PARI PASSU in right of payment to all senior indebtedness. The Senior Notes mature on October 1, 2003. Interest accrues at a rate of 10% per annum and is payable semi-annually in arrears on April 1 and October 1 to holders of record on the immediately preceding March 15 and September 15, respectively. A portion of the proceeds from the Senior Notes was used to repay existing indebtedness and for additional working capital and other corporate purposes.

    In 1996, the Company adopted, as part of the Offering, a performance-based Amended and Restated Management Option Plan (the "Amended and Restated Option Plan") that replaces an option plan implemented in connection with the acquisition by the Company of substantially all of the assets and business of the Company (the "1992 Acquisition") from a predecessor entity (the "Predecessor"). The options granted under the Amended and Restated Option Plan represent the same proportionate equity interest and carry equivalent exercise prices as the options granted under the original plan. The Company had not been required to record non-cash compensation expense for the original plan because those options were not deemed exercisable. Non-cash compensation expense is determined with respect to options under the Amended and Restated Option Plan based on the difference between the exercise price and the fair value of the partnership units. Such expense is recognized from that date to the date the options actually become exercisable and is recorded as part of the Company's operating results. The Company recorded $0.2 million as non-cash compensation expense related to this plan in 1997.

    Capital Corp., a wholly-owned subsidiary of the Company, was organized on May 8, 1996, has nominal assets and conducts no business operations. Capital Corp. has no independent operations and is dependent on the cash flow of the Company to meet its sole obligation, the payment of interest and principal on the Senior Notes when due.

Results of Operations

    The following table sets forth certain financial information for the periods presented and should be read in conjunction with the Company's Financial Statements, including the Notes thereto:

                                                            Year Ended December 31,         Percentage Change
                                                         -------------------------------  ------------------------
                                                                                           1996 vs.      1997 vs.
                                                           1995       1996       1997        1995          1996
                                                         ---------  ---------  ---------  -----------   -----------
                                                             (dollars in thousands)
Revenues:
    Broadcast Music....................................  $  40,664  $  42,242  $  43,761      3.9%          3.6%
    On-Premise Music...................................      4,895      4,368      4,035    (10.8)%        (7.6)%
    Other Broadcast....................................      1,403      1,530      1,546      9.1%          1.0%
    On Premise Video...................................      1,741      2,108      4,126     21.1%         95.7%
    Audio Marketing....................................      2,027      2,480      3,248     22.3%         31.0%
    In-Store Advertising...............................        913        717        949    (21.5)%        32.4%
    Internet Music Server-SM- .........................          0         22        359       --            --
    Other..............................................        846      1,118      1,327     32.2%         18.7%
                                                         ---------  ---------  ---------
      Total Music and Other Business Services..........     52,489     54,585     59,351      4.0%          8.7%
                                                         ---------  ---------  ---------
  Equipment............................................     23,901     21,873     21,026     (8.5)%        (3.9)%
  Installation, Service & Repair.......................     10,491     10,353     10,827     (1.3)%         4.6%
                                                         ---------  ---------  ---------
      Total Equipment Sales and Related Services.......     34,392     32,226     31,853     (6.3)%        (1.2)%
                                                         ---------  ---------  ---------
    Total Revenues.....................................     86,881     86,811     91,204     (0.1)%         5.1%
Gross Profit:
  Business Services....................................     38,024     39,322     40,849      3.4%          3.9%
  Equipment............................................     10,450     10,316     10,162     (1.3)%        (1.5)%
  Installation, Service & Repair.......................         47        147       (516)      --            --
                                                         ---------  ---------  ---------
    Total Gross Profit.................................     48,521     49,785     50,495      2.6%          1.4%
    Gross Profit Margin (1)............................       55.8%      57.3%      55.4%

Selling, General & Administrative......................     28,496     31,659     33,464      11.1%         5.7%
SG&A Margin (2)........................................       32.8%      36.5%      36.7%
EBITDA (3).............................................     20,025     18,126     17,031      (9.5)%       (6.0)%
Net Loss...............................................  ($  5,714) ($ 10,823) ($ 13,435)       --           --

----------------------------------

(1) Gross profit margin represents gross profit as a percentage of total revenues.

(2) S,G&A margin represents selling, general and administrative expenses as a percentage of total revenues.

(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. The Company, however, believes that EBITDA provides useful information regarding a company's ability to service and/or incur additional indebtedness.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

    Revenues. Total revenues increased 5.1% from $86.8 million in 1996 to $91.2 million in 1997 principally as a result of a 8.7% increase in music and other business services revenues offset by a 1.2% decrease in equipment sales and related services. Music and other business services revenues increased due to an increase in the number of broadcast music subscribers and an increase in the royalties paid by franchisees resulting from an increase in the broadcast music subscribers in the franchise network. Music and other business services revenues (with the exception of on-premises tape sales) increased at more rapid rates than broadcast music revenues due to the increased marketing of, and increasing customer demand for, on-premise music video and audio marketing services, among others. On-premise tape revenues declined due to the Company's conversion of such customers to broadcast services, primarily DBS transmission. Royalties and other fees from franchisees and international distributors (included in broadcast music revenues) accounted for $7.9 million or 8.6% of the Company's revenues in 1997, compared with $7.8 million or 8.9% of the Company's revenues in 1996. This increase is principally due to a reduction in the surcharges assessed to franchisees for satellite transmission costs. Equipment revenues decreased 3.9% as the Company has continued to exit the low margin business of reselling equipment to its franchisees and reduced its participation in lower margin competitively bid equipment sales. Installation, service and repair revenues increased 4.6% from the level generated in 1996 due to more installations and large equipment jobs during 1997.

    Gross Profit. Total gross profit increased 1.4% from $49.8 million in 1996 to $50.5 million in 1997. As a percentage of total revenues, gross profit decreased from 57.3% in 1996 to 55.4% in 1997. Declines in gross profit as a percentage of sales reflect a dilution of the margin percentage due to the continued development of the Internet Music Server-SM- business and the EchoStar residential revenues, net of EchoStar satellite costs, both of which contributed a negative gross profit for the year. Additionally, 1997 was impacted by approximately $0.5 million in one-time charges related to inventory writedowns.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.7% from $31.7 million in 1996 to $33.5 million in 1997. As a percentage of total revenues, selling, general and administrative expenses increased from 36.5% in 1996 to 36.7% in 1997. Selling and marketing expenses increased 19.6% from $11.5 million in 1996 to $13.8 million in 1997, principally due to an increase in sales volumes for business services products. General and administrative costs decreased 2.3% from $20.1 million in 1996 to $19.7 million in 1997, primarily due costs associated with the unconsummated IPO in the 1996 period. General and administrative costs also include $0.8 million in non-recurring severance charges in 1997 related to certain executive officers.

    Depreciation Expense. Depreciation expense increased 0.2% from $10.6 million in 1996 to $10.7 million in 1997, principally as a result of an increased investment in equipment installed at customers' premises due to an expanded customer base and related to new investments in the EchoStar system and the Internet MusicServerSM service.

    Amortization Expense. Amortization expense increased 4.4% from $9.6 million in 1996 to $10.0 million in 1997. The increase in amortization expense was due to an increase in intangibles related to the increased investment in the expanded customer base.

    Interest Expense. Total interest expense increased 32.8% from $8.1 million in 1996 to $10.8 million in 1997. The increase in interest expense in 1997 compared to 1996 resulted from a full year of interest expense on the $100 million in Senior Notes issued by the Company in October 1996. The Company's total interest-bearing debt remained constant at $101.1 million at December 31, 1996 and 1997.

    Extraordinary Items. Extraordinary items reflected nonrecurring noncash charges from the write-off of $3.7 million of deferred financing fees, debt discount and organizational costs and a nonrecurring gain of $3.1 million from the retirement of a redeemable preferred limited partnership interest during 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    Revenues. Total revenues decreased 0.1% from $86.9 million in 1995 to $86.8 million in 1996 principally as a result of a 6.3% decrease in equipment and related services offset by a 4.0% increase in business services revenues. Business services revenues increased due to an increase in the number of broadcast music subscribers and an increase in the royalty surcharges paid by franchisees for DBS services. Business services revenues (with the exception of on-premises tape sales) increased at more rapid rates than broadcast music revenues due to the increased marketing of, and increasing customer demand for, on-premise music video and audio marketing services, among others. On-premise tape revenues declined due to the Company's conversion of such customers to broadcast services, primarily DBS transmission. In-store advertising revenues decreased 21.5% principally due to the loss of sales to a single customer in 1995 that did not continue into 1996. Royalties and other fees from franchisees and international distributors (included in broadcast music revenues) accounted for $7.8 million or 8.9% of the Company's revenues in 1996, compared with $6.9 million or 7.9% of the Company's revenues in 1995 due to growth in the number of customer locations being served and additional surcharges assessed to franchisees for satellite transmission costs. Equipment revenues decreased 8.5% as the Company maintained its focus on higher margin sales and reduced its participation in lower margin competitively bid equipment sales. Installation, service and repair revenues decreased 1.3% from the level generated in 1995 due to fewer installations and large equipment jobs during 1996.

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

Liquidity and Capital Resources

    The Company's liquidity needs have been primarily for capital expenditures, business acquisitions, debt service and working capital. As of December 31, 1997, the Company had a working capital surplus of $12.5 million, compared with a working capital surplus of $28.2 million as of December 31, 1996. This decrease in net working capital for this period was due to capital requirements to fund the additional growth in business services products as well as the acquisition of two business music distributors of the Company's competitors, the acquisition of two of the Company's franchisees, additional investments in Muzak Europe and the financing of the purchase of equity units by certain management members, all partially offset by the proceeds from the sale of a company-owned franchise.

    The Company's on-going investing activities have historically included the acquisition and installation of on-premise customer equipment (such as satellite dishes and receivers) and capitalized costs related to business acquisitions, obtaining customer contracts and creating master recordings. Capital expenditures principally related to the acquisition and installation of on-premise equipment were $8.1 million in 1995, $10.9 million in 1996 and $12.6 million in 1997. Additions to deferred costs and intangibles assets were $4.6 million in 1995, $5.4 million in 1996 and $6.0 million in 1997. The Company believes that its future investing activities may include additional acquisitions of its competitors' business music distributors and the Company's franchisees to further its operating strategy, as well as capital expenditures related to the acquisition and installation of on-premise equipment and deferred customer acquisition costs.

    The Company's primary sources of liquidity have been cash flows from operations and proceeds from the Offering. Cash provided by the Company's operations, adjusted for the effect of non-cash items, totaled $7.3 million in 1997, a decrease of $10.3 million over the $17.6 million provided in 1996, due primarily to changes in working capital and certain one-time charges, including severances and inventory write-downs in 1997. Net changes in the operating assets and liabilities utilized cash of $1.9 million in 1997 as compared to providing cash of $4.4 million in 1996. The change in operating assets and liabilities was primarily attributable to an increase in accounts receivables related to increased sales volumes during 1997, as compared to increases in accounts payable and accrued expenses primarily due to increased interest costs related the Senior Notes during 1996.

    A portion of the proceeds from the Offering of the Senior Notes were used to pay off the Company's outstanding debt under a term loan and revolving credit facility provided by Union Bank of Switzerland, New York Branch ("UBS"), and other lenders and subordinated bank debt provided by Barclays Bank PLC, New York Branch ("Barclays"), and retire a redeemable preferred partnership interest of the Company. During 1996, the Company reported an extraordinary loss of approximately $3.7 million on the write-off of deferred financing fees and debt discount in connection with the extinguishment of the bank debt. In addition, an extraordinary gain of approximately $3.1 million was recorded as a result of the retirement of certain redeemable preferred partnership units of the Company.

    During 1997, the Company sold the Company's Spokane, Washington franchise for $1.4 million, acquired two additional franchisees for a total of $2.1 million and acquired two business music distributors from its competitors for a total of $1.8 million.

    The remainder of the proceeds from the Offering have been and will be used for general corporate purposes, which may include acquisitions of the Company's franchisees or business music distributors of its competitors' to further its operating strategy, other acquisitions or investment opportunities and working capital.

    During 1997, the Company repurchased 1,250,000 limited partnership units from eight members of former management at a unit price of $2.33 for a total repurchase amount of $2.9 million. Seventeen existing and new members of management purchased 889,000 units at a unit price of $2.33 per unit for a total purchase price of $2.1 million. These purchases were financed in large part by the Company through promissory notes from these management members bearing interest at 7% per annum. In addition, options were granted to two new executive management members to purchase 1,500,000 limited partnership units for $2.33, subject to certain vesting and exercisability requirements.

    In March 1998, the Company entered into a letter of intent with its joint venture partner in Muzak Europe that will effectively liquidate the Company's interest in Muzak Europe in exchange for a promissory note and the right of the Company to participate in the future revenues of the European venture in its new role as franchisor.

    Also in March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. The credit facility is secured by the inventories and receivables of the Company. Amounts outstanding under the facility will bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisitions of other businesses, as well as the Company's ability to incur additional debt and make distributions to partners.

    Subsequent to December 31, 1997, the Company has acquired two more of its competitors' business music distributors for approximately $0.6 million, has restructured its San Diego franchise, entered into either a purchase agreement or a letter of intent for the acquisitions of an additional three of its competitors' distributors for a total consideration of approximately $10.0 million, of which $4.0 million is in cash, approximately $3.0 million in equity in the Company and the remainder in the form of a promissory note to be paid over eight years.

    The Company leases certain facilities under both operating and capital leases. Total lease payments for 1996 and 1997 under noncancelable operating leases were $7.8 million and $8.4 million respectively. This increase is principally attributable to the additional transponder capacity related to EchoStar's second satellite being utilized by the Company since February, 1997.

    The Company anticipates capital expenditures, primarily related to property, of between $10.0 million and $12.0 million in 1998 and additions to deferred costs and intangible assets of between $6.0 million and $8.0 million in 1998. The level of capital expenditures and additions to deferred costs and intangible assets are subject to a variety of factors which may cause these expenditures to exceed the ranges set forth above.

    The Company believes that its cash flows from operations, borrowing availability and cash on hand will be adequate to support currently planned business operations, capital expenditures and debt service requirements at least through December 1999. If the Company engages in one or more material acquisitions, joint ventures or alliances or other major business initiatives requiring significant cash commitments, or incurs unanticipated expenses, additional financing could be required.

    Related to the 1992 Acquisition of the business of the Predecessor by Centre Capital Investors L.P. ("CCI"), the Washington State Department of Revenue has levied an assessment against the Predecessor for $1.7 million in sales and use and business and occupation taxes for the period from 1987 through September 1992. Under successor liability statutes in the State of Washington, the Company could, if the Predecessor fails to pay its tax obligation, become liable for the assessment. The assessment is under appeal by the Predecessor. The seller and certain of its affiliates have agreed to indemnify the Company for any liabilities in connection with such assessments. Management does not believe that the assessment will have an adverse effect on the Company's financial condition or results of operations.

Year 2000 Issue

    The Company is reviewing its computer programs and systems to ensure that the programs and systems will function properly and be Year 2000 compliant. In May 1997, the Company engaged the services of an independent consultant to develop an operating system that is Year 2000 compliant. The Company presently believes that modifications to its existing software and conversion to new hardware and software will result in costs to the Company of approximately $1.0 million, and will be operational by the third quarter of 1998. Other than the costs associated with this new system and the transition from its current system to the new operating system, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. Although the Company presently believes that the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. In addition, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities.

Recently Issued Accounting Pronouncements

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, on March 4, 1998. This SOP is effective for the Company's year ending December 31, 1999 and requires certain of the Company's product research and development expenses related to development of software for internal use to be capitalized. The Company is currently evaluating the effects of this Statement, and management is uncertain as to the impact of its adoption on the financial statements, taken as a whole.

Inflation and Changing Prices

    Management does not believe that inflation and other changing prices have had a significant impact on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                            Page
                                                                                                                            ----
MUZAK LIMITED PARTNERSHIP
  Independent Auditors' Report.............................................................................................   23
  Consolidated Balance Sheets as of December 31, 1996 and 1997.............................................................   24
  Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997...............................   25
  Consolidated Statements of Partners' Capital (Deficit) for the years ended December 31, 1995, 1996 and 1997..............   26
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...............................   27
  Notes to Financial Statements............................................................................................   28

MUZAK CAPITAL CORPORATION
  Independent Auditors' Report.............................................................................................   44
  Balance Sheets as of December 31, 1996 and 1997..........................................................................   45
  Note to Financial Statements.............................................................................................   46

FINANCIAL STATEMENT SCHEDULE--MUZAK LIMITED PARTNERSHIP
  Valuation and Qualifying Accounts Schedule II............................................................................   47

                          INDEPENDENT AUDITORS' REPORT

General and Limited Partners
Muzak Limited Partnership
Seattle, Washington

    We have audited the accompanying consolidated balance sheets of Muzak Limited Partnership and subsidiary (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8 of Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Muzak Limited Partnership and subsidiary as of December 31, 1996 and 1997, and their results of operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Seattle, Washington

March 5, 1998
(March 30, 1998 as to Note 11)

                           MUZAK LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                                    Balance

                                 (in thousands)

                                                                                                                 December 31,
                                                                                                             --------------------
                                                                                                               1996       1997
                                                                                                             ---------  ---------
                                                             Assets
Current Assets:
  Cash and cash equivalents................................................................................  $  25,686  $   8,524
  Accounts receivable, net of allowance for doubtful accounts of $496 and $501.............................     15,600     16,790
  Inventories..............................................................................................      3,722      3,850
  Prepaid expenses.........................................................................................      1,607      1,400
  Other....................................................................................................        351      1,116
                                                                                                             ---------  ---------
      Total current assets.................................................................................     46,966     31,680

Property and equipment, net................................................................................     37,182     39,659
Deferred costs and intangible assets, net..................................................................     33,765     31,694
Other......................................................................................................      1,129      1,362
                                                                                                             ---------  ---------
      Total assets.........................................................................................  $ 119,042  $ 104,395
                                                                                                             ---------  ---------
                                                                                                             ---------  ---------
                                                Liabilities and Partners' Deficit
Current Liabilities:
  Accounts payable.........................................................................................  $   8,681  $   8,435
  Advance billings.........................................................................................      4,688      5,216
  Accrued interest.........................................................................................      2,500      2,500
  Accrued expenses.........................................................................................      2,423      2,556
  Current portion of long-term obligation..................................................................        482        469
                                                                                                             ---------  ---------
      Total current liabilities............................................................................     18,774     19,176

Long-term obligations, net of current portion..............................................................    100,620    100,575
Unearned installation income...............................................................................      3,636      4,249
Commitments and contingencies (Note 8).....................................................................         --         --
Redeemable preferred partnership interests.................................................................      6,090      6,490

Partners' Deficit:
  Limited partners' interests (deficiencies) (preference in liquidation of $8,303 and $8,841)..............      2,211     (3,597)
  General partners' deficiencies...........................................................................    (12,289)   (22,498)
                                                                                                             ---------  ---------
      Total partners' deficit..............................................................................    (10,078)   (26,095)
                                                                                                             ---------  ---------
      Total liabilities and partners' deficit..............................................................  $ 119,042  $ 104,395
                                                                                                             ---------  ---------
                                                                                                             ---------  ---------


   The accompanying notes are an integral part of these financial statements.

                           MUZAK LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                                                                            Year Ended
                                                                                            December 31,
                                                                                   --------------------------------
                                                                                     1995       1996        1997
                                                                                   ---------  ---------   ---------
Revenues:
  Music and other business services..............................................  $  52,489  $  54,585   $  59,351
  Equipment sales and related services...........................................     34,392     32,226      31,853
                                                                                   ---------  ---------   ---------
    Total revenues...............................................................     86,881     86,811      91,204
                                                                                   ---------  ---------   ---------

Cost of revenues:
  Music and other business services..............................................     14,465     15,263      18,502
  Equipment sales and related services...........................................     23,895     21,763      22,207
                                                                                   ---------  ---------   ---------
    Total cost of revenues.......................................................     38,360     37,026      40,709
                                                                                   ---------  ---------   ---------
Gross profit.....................................................................     48,521     49,785      50,495
Selling, general and administrative expenses.....................................     28,496     31,659      33,464
Depreciation.....................................................................      9,382     10,625      10,652
Amortization.....................................................................      8,908      9,594      10,016
                                                                                   ---------  ---------   ---------
    Operating income (loss)......................................................      1,734     (2,093)     (3,637)

Interest expense.................................................................     (7,483)    (8,112)    (10,775)
Interest income..................................................................        129        438       1,017
Equity in losses of joint venture................................................        --        (225)       (755)
Other, net.......................................................................        (94)      (209)        715
                                                                                   ---------  ---------   ---------
Net loss before extraordinary items..............................................     (5,714)   (10,201)    (13,435)
  Extraordinary loss on write-off of deferred financing
    fees and debt discount ......................................................        --      (3,713)        --
  Extraordinary gain on retirement of redeemable
    preferred partnership interests..............................................        --       3,091         --
                                                                                   ---------  ---------   ---------
  Net loss.......................................................................     (5,714)   (10,823)    (13,435)
  Redeemable preferred return....................................................     (1,029)      (916)       (400)
                                                                                   ---------  ---------   ---------
  Net loss attributable to general and limited partners..........................  $  (6,743) $ (11,739)  $ (13,835)
                                                                                   ---------  ---------   ---------
                                                                                   ---------  ---------   ---------

   The accompanying notes are an integral part of these financial statements.

                           MUZAK LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                 (in thousands)

                        General Partners'                                         Class B
                            Interests        Class A                Class B       Limited      Preferred     Class B
                       -------------------   Limited    Class A     Limited      Partners'      Limited    Partnership
                        Number              Partners'   Put/Call   Partners'   Subscriptions   Partners'      Unit
                       of Units    Amount   Interests   Options    Interests    Receivable     Interests     Options
                       --------   --------  ---------   --------   ---------   -------------   ---------   -----------
Balance, December 31,
  1994...............   9,101     $    575   $  (122)   $   952     $   171       $  (633)      $ 7,000         --
  Net loss...........               (3,690)     (682)      (621)       (721)
  Payment of foreign
    income taxes.....                  (51)      (14)        (9)        (12)
  Preferred return on
    redeemable
    preferred
    interests........                 (665)     (123)      (112)       (129)
  Preferred return on
    preferred limited
    partners'
    interests........                 (433)      (80)       (73)        (85)                        671
  Principal payments
    on subscriptions
    receivable.......                                                                 259
                       --------   --------  ---------   --------   ---------   -------------   ---------     -----
Balance, December 31,
1995.................   9,101       (4,264)   (1,021)       137        (776)         (374)        7,671         --
  Net loss...........               (6,973)   (1,288)    (1,172)     (1,390)
  Payment of foreign
    income taxes.....                  (54)      (11)        (9)        (10)
  Preferred return on
    redeemable
    preferred
    interests........                 (591)     (109)       (99)       (117)
  Preferred return on
    preferred limited
    partners'
    interests........                 (407)      (75)       (69)        (81)                        632
  Principal payments
    on subscriptions
    receivable.......                                                                 207
  Capital
    contribution from
    noncash incentive
    compensation.....                                                                                           60
  Contribution by
    partner..........                                                   105
                       --------   --------  ---------   --------   ---------   -------------   ---------     -----
Balance, December 31,
1996.................   9,101      (12,289)   (2,504)    (1,212)     (2,269)         (167)        8,303         60
  Net loss...........               (8,730)   (1,593)    (1,293)     (1,819)
  Payment of foreign
    income taxes.....                  (50)       (1)        (9)        (16)
  Preferred return on
    redeemable
    preferred
    interests........                 (257)      (49)       (48)        (46)
  Preferred return on
    preferred limited
    partners'
    interests........                 (367)      (72)       (88)        (85)                        612
  Principal payments
    on subscriptions
    receivable.......                                                                 132
  Capital
    contribution from
    noncash incentive
    compensation.....                                                                                          202
  Contribution by
    partner..........                                                 2,072        (1,601)
  Withdrawal by
    partner..........                 (805)                          (2,032)                        (74)
                       --------   --------  ---------   --------   ---------   -------------   ---------     -----
Balance, December 31,
1997.................   9,101     $(22,498)  $(4,219)   $(2,650)    $(4,195)      $(1,636)      $ 8,841       $262
                       --------   --------  ---------   --------   ---------   -------------   ---------     -----
                       --------   --------  ---------   --------   ---------   -------------   ---------     -----


                         Total Limited
                           Partners'
                            Interests           Total
                       ------------------  -------------------
                        Number              Number
                       of Units   Amount   of Units    Amount
                       --------   -------  --------   --------
Balance, December 31,
  1994...............   8,989      $7,368   18,090    $  7,943
  Net loss...........              (2,024)              (5,714)
  Payment of foreign
    income taxes......                 (35)                 (86)
  Preferred return on
    redeemable
    preferred
    interests........                (364)              (1,029)
  Preferred return on
    preferred limited
    partners'
    interests........                 433                   --
  Principal payments
    on subscriptions
    receivable.......                          259         259
                       --------   -------  --------   --------
Balance, December 31,
1995.................   8,989       5,637   18,090       1,373
  Net loss...........              (3,850)             (10,823)
  Payment of foreign
    income taxes.....                 (30)                 (84)
  Preferred return on
    redeemable
    preferred
    interests........                (325)                (916)
  Preferred return on
    preferred limited
    partners'
    interests........                 407                   --
  Principal payments
    on subscriptions
    receivable.......                 207                  207
  Capital
    contribution from
    noncash incentive
    compensation.....                  60                   60
  Contribution by
    partner..........      60         105       60         105
                       --------   -------  --------   --------
Balance, December 31,
1996.................   9,049       2,211   18,150     (10,078)
  Net loss...........              (4,705)             (13,435)
  Payment of foreign
    income taxes.....                 (26)                 (76)
  Preferred return on
    redeemable
    preferred
    interests........                (143)                (400)
  Preferred return on
    preferred limited
    partners'
    interests........                 367                   --
  Principal payments
    on subscriptions
    receivable.......                 132                  132
  Capital
    contribution from
    noncash incentive
    compensation.....                 202                  202
  Contribution
    by partner.......     889         471      889         471
  Withdrawal by
    partner..........  (1,250)     (2,106)  (1,250)     (2,911)
                       --------   -------  --------   --------
Balance, December 31,
1997.................   8,688     $(3,597)  17,789    $(26,095)
                       --------   -------  --------   --------
                       --------   -------  --------   --------

  The accompanying notes are an integral part of these financial statements.

                           MUZAK LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                           ----------------------------------
                                                                                              1995       1996        1997
                                                                                           ---------  ----------  -----------
OPERATING ACTIVITIES
Net loss                                                                                   $  (5,714) $ (10,823)  $ (13,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Provision for doubtful accounts........................................................        810        472         620
  Depreciation...........................................................................      9,382     10,625      10,652
  Amortization, net of deferred financing costs..........................................      8,909      9,594      10,016
  Deferred financing cost amortization...................................................      1,310      1,042         653
  Equity in losses of joint venture......................................................         --        225         755
  Noncash incentive compensation.........................................................         --         60         202
  Extraordinary loss on write-off of deferred financing fees and debt discount...........         --      3,713          --
  Extraordinary gain on retirement of redeemable preferred partnership interests.........         --     (3,091)         --
  Gain on sale of territory..............................................................         --         --        (757)
  Loss on write-off of inventories.......................................................         --         --         530
  Loss on write-off of equity offering costs.............................................         --      1,353          --
Changes in operating assets and liabilities:
  Accounts receivable....................................................................       (476)      (555)     (2,498)
  Inventories............................................................................        597       (461)       (658)
  Account payable........................................................................     (1,267)     1,863        (246)
  Accrued interest.......................................................................       (916)       834          --
  Accrued expenses.......................................................................        293      1,188         214
  Advance billings.......................................................................        194        155         528
  Unearned installation income...........................................................      1,110        850         613
  Other, net.............................................................................        (35)       510         139
                                                                                           ---------  ---------   ---------
  Net cash provided by operating activities..............................................     14,197     17,554       7,328
                                                                                           ---------  ---------   ---------
INVESTING ACTIVITIES
  Additions to property and equipment....................................................     (8,116)   (10,913)    (12,639)
  Additions to deferred costs and intangible assets......................................     (4,641)    (5,424)     (6,039)
  Acquisitions of businesses and ventures net of cash acquired...........................       (557)        --      (2,836)
  Other, net............................................................................           3       (291)          6
                                                                                           ---------  ---------   ---------
  Net cash used in investing activities..................................................    (13,311)   (16,628)    (21,508)
                                                                                           ---------  ---------   ---------
FINANCING ACTIVITIES
  Proceeds from issuance of senior notes.................................................         --    100,000          --
  Borrowings (repayment) under revolving notes payable, net..............................      3,300     (9,300)         --
  Principal payments on term debt........................................................     (4,111)   (53,489)        (92)
  Payment of financing fees..............................................................         --     (5,802)         --
  Retirement of redeemable preferred partnership interests...............................         --     (7,456)         --
  Payments on other long-term debt.......................................................        (30)      (123)         --
  Payments under capital leases..........................................................       (432)      (414)       (505)
  Contributions by partners..............................................................        259        312         603
  Withdrawal by partners.................................................................         --         --      (2,911)
  Other, net.............................................................................       (202)       (83)        (77)
                                                                                           ---------  ---------   ---------
  Net cash provided by (used in) financing activities....................................     (1,216)    23,645      (2,982)
                                                                                           ---------  ---------   ---------
  Net increase (decrease) in cash and cash equivalents...................................       (330)    24,571     (17,162)
CASH AND CASH EQUIVALENTS beginning of period............................................      1,445      1,115      25,686
                                                                                           ---------  ---------   ---------
CASH AND CASH EQUIVALENTS, end of period.................................................  $   1,115  $  25,686   $   8,524
                                                                                           ---------  ---------   ---------

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

    Public Offering

    In August 1996, the general and limited partners authorized a plan for the filing of a registration statement for the underwritten public offering of 10% senior notes (the "Offering"). The Offering closed on October 2, 1996. A portion of the net proceeds of the Offering were used to repay certain bank debt and other indebtedness and to repurchase the Company's Class C redeemable preferred partnership interest. The Company has used and will be using the remaining portion of the net proceeds for certain strategic investments and other general corporate purposes.

    Business Acquisitions and Sales

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

    On May 1, 1997, the Company sold its Spokane territory subscriber accounts and granted the Spokane franchise to an existing franchisee of the Company for $1.4 million. This transaction resulted in a gain of $0.8 million to the Company which is included in other income in the consolidated statement of operations for the year ended December 31, 1997.

    On August 28, 1997, the Company acquired substantially all of the assets, of Attuned to Music, Inc. These net assets were purchased for approximately $0.3 million.

                           MUZAK LIMITED PARTNERSHIP

1. THE COMPANY AND ITS BUSINESS: (Continued)

The acquisition was financed with cash remaining from the Offering. The acquisition was accounted for as a purchase with the purchase price allocated to the individual assets based on the fair market values at the date of acquisition.

    On September 1, 1997, the Company acquired substantially all of the assets of Applied Sound. These assets were purchase for approximately $0.2 million. The acquisition was financed with cash remaining from the Offering. The acquisition was accounted for as a purchase with the purchase price allocated to the individual assets based on the fair market values at the date of acquisition.

    On October 1, 1997, the Company acquired substantially all of the assets of Muzi-Tronic a service of Fetzer Broadcasting. These assets were purchased for approximately $2.1 million. The acquisition was financed with cash remaining from the Offering. The acquisition was accounted for as a purchase with the purchase price allocated to the individual assets based on the fair market values at the date of acquisition.

    On December 23, 1997, the Company acquired substantially all of the assets of Superior Sound. These assets were purchased for approximately $1.5 million. The acquisition was financed with cash remaining from the Offering. The acquisition was accounted for as a purchase with the purchase price allocated to the individual assets based on the fair market values at the date of acquisition.

    The pro forma results of operations to reflect the above transactions have not been disclosed as the effect on the result of operations are not considered significant.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Cash and Cash Equivalents

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    Cash and cash equivalents at December 31, 1996 and 1997, include commercial paper investments of approximately $5 million and $23 million respectively. The remaining balance of cash and cash equivalents at December 31, 1996 and 1997 is held at various institutions throughout the United States.

    Inventories

    Inventories consist primarily of electronic equipment and are recorded at the lower of cost (first-in, first-out) or market.

                           MUZAK LIMITED PARTNERSHIP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

    Deferred Costs and Intangible Assets

    Income-producing contracts, acquired through acquisitions, are being charged to amortization expense on an accelerated method over the period of their expected benefit of eight years. Deferred financing costs are charged to interest expense on the effective interest method over the term of the related agreements. Other deferred costs and intangible assets are recorded at cost and are being charged to amortization expense over their estimated useful lives or the period of their expected benefit ranging from five and ten years.

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

                           MUZAK LIMITED PARTNERSHIP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

    Income Taxes

    The income tax effects of all earnings or losses of the Company are passed directly to the partners. Payment of foreign income taxes is reflected as a reduction to the partners' capital accounts. Thus, no provision or benefit for federal, state, local or foreign income taxes is required.

    Accounting for Equity-Based Compensation

    The Company measures equity-based compensation using Accounting Principles Board Opinion Number 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument when awarded.

    Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt approximates $104.0 million.

    European Joint Venture

    In 1995, the Company entered into a joint venture agreement to provide business music services in Europe ("Muzak Europe"). This joint venture is accounted for using the equity method as the Company owns 50% of that venture but does not have a controlling interest. Equity in losses of joint venture in the accompanying consolidated statements of operations include the Company's share of net losses. As of December 31, 1996 and 1997, the joint venture had total assets of $7,814,000 and $7,307,000 and total liabilities of $6,662,000 and $5,509,000 respectively. As of December 31, 1996 and 1997, the carrying value of the joint venture on the Company's books was $800,000 and $1,100,000 respectively.

                           MUZAK LIMITED PARTNERSHIP

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

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

    Recent Accounting Pronouncements

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, on March 4, 1998. This SOP is effective for the Company's year ended December 31, 1999 and requires certain of the Company's product research and development expenses related to development of software for internal use to be capitalized. The Company is currently evaluating the effects of this Statement, and management is uncertain as to the impact of its adoption on the financial statements, taken as a whole.

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

                           MUZAK LIMITED PARTNERSHIP

3. PROPERTY AND EQUIPMENT, NET:

    Property and equipment consist of the following (in thousands):

                                                                                                     December 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
Equipment provided to subscribers..............................................................  $  49,340  $  57,393
Machinery and equipment........................................................................     10,745     13,129
Vehicles.......................................................................................      3,072      3,337
Furniture and fixtures.........................................................................      2,260      2,546
Land and buildings.............................................................................        858        858
Leasehold improvements.........................................................................        916        865
                                                                                                 ---------  ---------
    Total property and equipment...............................................................     67,191     78,128
Less accumulated depreciation and amortization.................................................    (30,009)   (38,469)
                                                                                                 ---------  ---------
                                                                                                 $  37,182  $  39,659
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

4. DEFERRED COSTS AND INTANGIBLE ASSETS, NET:

   Deferred costs and intangible assets consist of the following (in thousands):

                                                                                                     December 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
Income producing contracts.....................................................................  $  39,830  $  42,152
Deferred subscriber acquisition costs..........................................................     11,056     14,593
Master recording rights and deferred production costs..........................................      9,883     12,125
Organization costs.............................................................................      4,432      4,501
Deferred financing costs.......................................................................      4,423      4,341
Non-compete agreements.........................................................................        846        860
Other..........................................................................................        758        811
                                                                                                 ---------  ---------
    Total deferred costs and intangible assets.................................................     71,228     79,383
Less accumulated amortization..................................................................    (37,463)   (47,689)
                                                                                                 ---------  ---------
                                                                                                 $  33,765  $  31,694
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                           MUZAK LIMITED PARTNERSHIP

5. LONG-TERM OBLIGATIONS:

    Long-term obligations are summarized as follows (in thousands):

                                                                                                   December 31,
                                                                                               --------------------
                                                                                                 1996       1997
                                                                                               ---------  ---------
Senior notes.................................................................................  $ 100,000  $ 100,000
Variable rate senior term loan...............................................................         --         --
Capital lease obligations....................................................................        935        969
Other........................................................................................        167         75
                                                                                               ---------  ---------
    Total long-term obligations..............................................................    101,102    101,044
Less current portion.........................................................................       (482)      (469)
                                                                                               ---------  ---------
                                                                                               $ 100,620  $ 100,575
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    Senior Notes

    The senior notes were issued as part of the Offering as discussed in Note
1. These unsecured notes bear interest at 10% and are due on October 1, 2003. The notes require the maintenance of certain covenants that, among other things, restrict the Company's ability to incur additional debt, as well as limit the Company's ability to make certain investments and distributions to partners.

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

                           MUZAK LIMITED PARTNERSHIP

    The fixed rate subordinated note (the "Subordinated Note") was obtained from a group of banks that were issued options to purchase Class A limited partnership units (the "Put/Call Units") in connection with this credit arrangement. The value of these Put/Call Units was accounted for as debt discount and amortized on the effective interest method over the expected term of this note. The Subordinated Note required the Company to maintain certain performance criteria and covenants, similar to, but less restrictive than the Credit Agreement. Substantially all of the Company's assets and proceeds from certain insurance policies were pledged as collateral under this agreement. This note was repaid on October 2, 1996, with a portion of the net proceeds from the Offering.

    Interest Rates and Payments

    The senior notes require semi-annual interest payments of 10%. Interest under the Credit Agreement was paid at an interest rate based on the Agent Bank's prime rate or LIBOR in quarterly installments. During the years ended December 31, 1995 and 1996, the effective weighted average interest rates on borrowings under the Credit Agreement were 11.2% and 10.9%, respectively, including the effects of the interest rate swap agreement described below. Interest under the Subordinated Note was paid in semi-annual installments at a rate of 12.5%, an effective rate of 14.8%, after amortization of the debt discount. The capital lease obligations require monthly installments of interest at a weighted average interest rate of approximately 8.4%. Total cash paid for interest on long-term obligations was approximately $5,760,000, $5,880,000 and $9,972,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

    Future Maturities

    Total future maturities of long-term obligations, including capital leases, for the five years following December 31, 1997 are: $409,000 in 1998, $334,000 in 1999, $207,000 in 2000, $71,000 in 2001, $0 in 2002, and
$100,000,000 thereafter.

    Capital Leases

    Assets acquired under capital leases were $489,000, $579,000 and $635,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Assets recorded under capital leases were $1,495,000 and $1,944,000 with accumulated amortization of $522,000 and $635,000 as of December 31, 1996 and 1997, respectively.

    Interest Rate Hedging

    The Company had entered into an interest rate swap agreement with the Agent Bank that effectively fixed the rate on $10,000,000 of the debt under the Credit Agreement at December 31, 1995. Net settlements were recorded in interest expense. The interest rate swap agreement was terminated in October 1996 in connection with the Offering.

                           MUZAK LIMITED PARTNERSHIP

5. LONG-TERM OBLIGATIONS: (Continued)

    Financing and Other Costs Paid to Related Parties

    Prior to the Offering discussed in Note 1, the Agent Bank was an affiliate of a Class A limited partner. In addition, the Subordinated Noteholder held the Put/Call Units. During the years ended December 31, 1995, 1996 and 1997, the Company incurred interest expense related to these credit facilities of $7,367,000, $5,489,000, and $0, respectively. In addition, the Company paid fees to the holders of the senior and subordinated notes payable of $122,000, $0, and $0 in 1995, 1996 and 1997, respectively, related to amendments to the Credit Agreement and the subordinated note agreement, as well as bank charges, legal costs and agency fees. In addition the Company has paid board fees of $162,500 and $287,700 for services in 1996 and 1997 respectively.

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

                           MUZAK LIMITED PARTNERSHIP

7. BENEFIT PLANS:

    Defined Contribution Plan

    The Company maintains a defined contribution savings and retirement plan (the "Benefit Plan") that covers substantially all of the Company's employees. Under the savings portion of the Benefit Plan, eligible employees may contribute from 1% to 14% of their compensation per year, subject to certain tax law restrictions. The Company has the option to make a matching contribution of up to a maximum of 100% of the first 3% and 50% of the next 3%, up to 6% of the total base salary contributed by the employee each year. Participants are immediately vested in their contributions as well as the Company's contributions under the savings portion of the Benefit Plan. For the savings portion of the Benefit Plan, the Company recorded contribution expense of $181,000, $439,000 and $660,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    Contributions under the retirement portion of the Benefit Plan are determined annually by the Company at its discretion for up to 3% of the eligible employee's compensation. The employees vest in the retirement portion of the Benefit Plan ratably over five years, but become fully vested in the event of death, disability or the attainment of the age of 65. No amounts were recorded for the years ended December 31, 1995, 1996 and 1997.

    Multi-Employer Defined Contribution Plans

    The Company participates in several multi-employer defined contribution benefit plans that provide benefits to employees covered by certain labor union contracts. The amount of expense related to contributions to these plans was approximately $108,000, $136,000 and $138,000 for the years ended December 31, 1995, 1996 and 1997. These amounts were determined by union contract and the Company does not administer or control the funds.

                           MUZAK LIMITED PARTNERSHIP

8. COMMITMENTS AND CONTINGENCIES:

    Leases

    The Company leases certain facilities and equipment under both operating and capital leases. In addition, the Company has entered into agreements to obtain satellite channel capacity and subsidiary communication authorization rights for the transmission of programs to the Company's customers. Total rental expense under operating leases was approximately $7,698,000, $7,751,000 and $8,401,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    Future annual minimum lease payments under noncancelable operating leases for the years ended December 31 are as follows (in thousands):

1998.....................................................................................  $   7,234
1999.....................................................................................      5,920
2000.....................................................................................      5,468
2001.....................................................................................      1,569
2002.....................................................................................      1,041
Thereafter...............................................................................      1,647
                                                                                           ---------
Total....................................................................................  $  22,879
                                                                                           ---------
                                                                                           ---------

    Music Licenses

    In the ordinary course of the Company's business, the Company has agreements with various organizations for the rights to rerecord and play music in public spaces. The expenses incurred under these agreements were approximately $3,385,000, $3,578,000 and $4,831,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

   The Company's agreement with Business Music, Inc. ("BMI") expired on December 31, 1993. The Company has entered into an interim fee structure with BMI and is in negotiations with BMI to establish an on-going rate structure. The interim arrangement with BMI provides for continued payments at 1993 levels and that any settlement may be retroactive to January 1, 1994. The Company's management does not believe that the results of these negotiations will have a material adverse effect on the Company's financial condition or results of operations.

    Joint Venture Guarantee

    The Company has agreed to make pro rata equity contributions to Muzak Europe to the extent necessary to enable Muzak Europe to maintain minimum net worth requirements under an outstanding credit facility. As of December 31, 1996 and 1997, the amount outstanding under the credit facility was $1,744,000 and $1,519,000 respectively.

    Taxes

    An assessment was made against the Seller resulting from an audit performed by the Washington State Department of Revenue for sales and use and business and occupation taxes paid for during the period from 1987 through September 1992. Under successor liability statutes in the state of Washington, the Company could, if the Seller fails to pay its tax obligation, become liable for the assessment outstanding against the Seller of approximately $1,700,000. This assessment is under appeal by the Seller. The Seller and certain of its affiliates have agreed to indemnify the Company for any liabilities in connection with such assessment. The Company's management does not believe

                           MUZAK LIMITED PARTNERSHIP

8. COMMITMENTS AND CONTINGENCIES: (Continued)

that the assessment will have an adverse effect on the Company's financial condition or results of operations.

    Employment Agreements

    During 1997, the Company entered into employment agreements with two executive officers. Under these agreements these officers will receive a bonus up to 50% of their annual salary if in any given 12-month period specified performance targets are met by the Company. These agreements also contain confidentiality covenants and non-solicitation covenants, which extend for four and two years respectively beyond the term of the agreements.

    Legal Proceedings

    The Company is subject to various legal proceedings which arise in the ordinary course of business. Company management believes none of these proceedings, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

                           MUZAK LIMITED PARTNERSHIP

9. REDEEMABLE PREFERRED PARTNERSHIP INTERESTS:

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

                                                                                       Class C     Class C-1     Total
                                                                                     -----------  -----------  ---------
Balance, December 31, 1994.........................................................   $   9,373    $   5,320   $  14,693
  Preferred return.................................................................         657          372       1,029
                                                                                     -----------  -----------  ---------
Balance, December 31, 1995.........................................................      10,030        5,692      15,722
  Preferred return.................................................................         518          398         916
  Repurchase of Class C interests..................................................     (10,548)          --     (10,548)
                                                                                     -----------  -----------  ---------
Balance, December 31, 1996.........................................................          --        6,090       6,090
  Preferred return.................................................................          --          400         400
                                                                                     -----------  -----------  ---------
Balance, December 31, 1997.........................................................   $      --    $   6,490   $   6,490
                                                                                     -----------  -----------  ---------
                                                                                     -----------  -----------  ---------

    Class C Interest

    The Class C limited partner was entitled to receive the amount of its initial contribution of $8,000,000, plus a return of 7% compounded annually, as discussed in Note 6. The Company repurchased the Class C limited partner's interest with a portion of the net proceeds from the Offering in October 1996.

    Class C-1 Interest

    The Class C-1 limited partner is entitled to receive the amount of its initial contribution of $5,000,000, plus a return of 7%, compounded annually, through January 31, 2004, the date of redemption. The Class C-1 limited partner may become, at its option, a participating partner. Upon becoming a participating partner, the Class C-1 limited partner will forfeit any accrued portion of the return. If it has not previously become a participating partner, the Class C-1 limited partner is entitled to a preference in liquidation equal to its contribution plus accumulated return. The cumulative return per unit as of December 31, 1996 and 1997, was $0.76 and $1.04 respectively. Unless the Class C-1 interest becomes a participating interest, a general partner may, at its sole discretion, require the Class C-1 limited partner to exchange its interest for a note equal to its then aggregate liquidation preference amount. If such exchange occurs prior to the time the Class C-1 limited partner has the opportunity to obtain participation status, the Class C-1 limited partner will also be issued an option to acquire the participating interest on substantially the same terms as if such exchange had not occurred. If the Class C-1 limited partner has not obtained participation status, or has not exchanged such units for notes, on or prior to January 31, 2004, the Company is required to redeem such units for an amount equal to the Class C-1 contribution plus accumulated return.

                           MUZAK LIMITED PARTNERSHIP

10. PARTNERS' CAPITAL (DEFICIT):

    Partners' capital (deficit) is comprised of two general partners; Class A limited partners and Class B limited partners; Put/Call Units, and preferred limited partners' interests.

    Put/Call Units

    In connection with obtaining a fixed-rate subordinated note payable, the Company issued an option to purchase 1,529,898 units of Class A limited partnership interests to a lender, for an aggregate exercise price of $10. These units are currently exercisable.

    Subscriptions Receivable

    Officers and key employees of the Company have acquired limited partnership interests, a portion of which were financed with subscription notes. As of December 31, 1996 and 1997, the Class B limited partners' capital accounts were reduced by subscription notes receivable. Interest income on the subscriptions receivable totaled $49,000, $27,000 and $22,000 for the years ended December 31, 1995, 1996 and 1997.

    Preferred Limited Partners' Interests

    The preferred limited partners' interests, do not participate in the Company's profits or losses. Such limited partners are entitled to receive an 8% return, compounded quarterly, on the amount of their initial contribution and are generally entitled to a priority on distributions from the Company. At December 31, 1996 and 1997, the return was credited to the preferred limited partners. These limited partners are also entitled to a preference in liquidation equal to their initial contribution plus accumulated and unpaid return. Upon the occurrence of certain events, the units may, at the option of the Company, be redeemed by the Company for an amount equal to the then aggregate liquidation preference amount. The units (and any accrued and unpaid return) may, at the option of the holder, be converted into units of Class B limited partnership interest at any time. Cumulative per unit return as of December 31, 1996 and 1997, was $0.33 and $0.46, respectively, and a total aggregate return of $1,303,000 and $1,814,000, respectively.

    Other Limited Partners' Interests

    During 1997, the Company repurchased 1,250,000 Class B limited partnership units from eight members of former management at a unit price of $2.33 for a total repurchase amount of $2.9 million. Seventeen new and existing members of management purchased 889,000 units at a unit price of $2.33 per unit for a total purchase price of $2.1 million. These purchases were substantially financed by the Company through subscription notes from these management members bearing 7% interest. This repurchase of partnership units in exchange for Subscription Notes Receivable is considered a non-cash transaction for purposes of the statement of cash flows.

    Also during 1997, options to purchase 1,440,000 partnership units at prices ranging from $1.00 to $1.75 per unit were forfeited by the separated management members. Additionally, 26,500 options were granted to two former senior management executives.

    Management Option Plan

    Certain limited partners and key employees of the Company have the ability, under certain conditions, to exercise options to purchase units of Class B limited partnership interests (the "Class B Interests") as established in the management option plan (the "Option Plan").

    Through October 1, 1996, the Company was authorized to grant 1,869,545 units of Class B Interests, which vested at a rate of 20% per year, based on specific performance standards. The options did not vest prior to October 1, 1996, as these performance standards were not met.

    Effective October 2, 1996, the Company amended the Option Plan (the "Amended and Restated Option Plan") to, among other things, decrease the number of options the Company was authorized to grant to 1,840,000 and change the required performance standards. The options now vest according

                           MUZAK LIMITED PARTNERSHIP

10. PARTNERS' CAPITAL (DEFICIT): (Continued)

to the following schedule: 5% of the options vest on the first anniversary of the Company's Offering, 5% of the options vest on the second anniversary of the Company's Offering, the remaining 90% vests ratably at each calendar year end over a five-year period beginning January 1, 1997, and becomes exercisable if certain performance standards are met. These options expire on October 1, 2003.

    As of December 31, 1996, no options were exercisable. During 1997, 20,800 options vested and are currently exercisable at December 31, 1997. The Company has recognized $202,000 in compensation expense for the year ended December 31, 1997 related to the portion of the options for which exercisability is not based on performance standards. No compensation expense has been recognized for the portion of the options which vest based on performance standards, as management, at this time, has deemed the probability of meeting the performance standards remote.

    Effective May 10, 1997 and June 1, 1997, the Board of Directors granted two senior officers of the company a total of 1,500,000 options to purchase Class
B limited partnership units for $2.33 per unit. These options vest in equal amounts over a three year period commencing from the grant date. Excercisability of 60% of these options is subject to certain performance standards being met. As of December 31, 1997 no options have vested. No compensation expense has been recorded for these options, as management's estimate of the market value as of December 31, 1997 and at the date of grant approximates the exercise price.


    Activity under the Option Plan and option price information is as follows:

                                                                                                                      Weighted
                                                                                                       Range of        Average
                                                                                         Number of     Exercise       Exercise
                                                                                          Options        Price          Price
                                                                                        -----------  -------------  -------------
Outstanding, December 31, 1994........................................................   1,714,545      1.00-1.75           1.06
  Options granted.....................................................................     150,000           1.75           1.75
  Options forfeited...................................................................     (30,000)          1.00           1.00
                                                                                        -----------  -------------  -------------
Outstanding, December 31, 1995........................................................   1,834,545     1.00--1.75           1.12
  Options granted (weighted average fair value of $1.91)..............................      40,000           3.00           3.00
  Options forfeited ..................................................................     (75,000)          1.00           1.00
                                                                                        -----------  -------------  -------------
Outstanding, December 31, 1996........................................................   1,799,545     1.00--3.00           1.16
  Options granted (weighted average fair value of $0.37)..............................   1,556,500     1.00--3.00           2.32
  Options forfeited ..................................................................  (1,440,000)    1.00--1.75           1.15
                                                                                        -----------  -------------  -------------
Outstanding, December 31, 1997........................................................   1,916,045    $1.00--3.00    $      2.11
                                                                                        -----------  -------------  -------------
                                                                                        -----------  -------------  -------------


Additional information regarding options outstanding as of December 31, 1997 is as follows:


                                          Weighted Avg.
                                            Remaining
        Range of             Number        Contractual       Weighted Avg.           Number       Weighted Avg.
   Exercise Prices       Outstanding        Life(yrs)       Exercise Price        Exercisable    Exercise Price
  ----------------      -------------    ---------------   ----------------      -------------  ----------------
    $      1.00             346,045            1.8             $  1.00                17,300      $   1.00
           2.33           1,500,000            6.6                2.33                    --          2.33
           3.00              70,000            6.0                3.00                 3,500          3.00
    -----------           ---------          ------          ------------           ----------    ------------
    $ 1.00-3.00           1,916,045            5.7             $  2.11                20,800      $   1.34
    -----------           ---------          ------          ------------           ----------    ------------
    -----------           ---------          ------          ------------           ----------    ------------




    Fair Value Stock Based Compensation

    Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") requires the disclosure of the pro forma net loss had the Company adopted the fair value method as of the beginning of 1995. The Company has calculated the pro forma net loss under SFAS 123 using a multiple option valuation approach and certain weighted-average assumptions deemed reasonable by management. These assumptions included, among other things, a risk free interest rate of 5.5%, an expected life of 2 years, a partnership unit volatility of 0.0% and no partnership distributions over the expected life. The compensation expense which would be recognized under SFAS 123 would not be significantly different than reported under APB 25 in 1996 and 1997. No compensation expense would be reported in 1995 as the Option Plan was amended which changed the terms of options granted, as described in Note 10. The impact of these pro forma adjustments may not be indicative of future pro forma adjustments, as various assumptions and estimates were employed and additional awards in future years may occur.

    Other Partnership Unit Options

    On December 19, 1996, the Board of Directors granted a member of the Board options to purchase 30,000 Class B limited partnership units for $3.00 per unit. These options vest ratably over a five-year period and expire in September 2003. No options are currently exercisable. No compensation expense has been recorded for these options, as management's estimate of the market value was less than the exercise price at the date of the grant.

                           MUZAK LIMITED PARTNERSHIP

10. PARTNERS' CAPITAL (DEFICIT): (Continued)

    Put Option

    After September 4, 1998, a general partner and certain of the Class A limited partners can require the Company to purchase limited partnership units held by them at fair market value. However, such right may not be exercised if the purchase of units would have a material adverse effect on the Company or would be in contravention of any then existing agreement to which the Company is a party.

    Allocation of Profits and Losses

    Losses are allocated among the general partners and Class A and B limited partners based upon the total of the interests held by each individual, including the Put/Call Units under option, as a percentage of the total of all such interests.

11. SUBSEQUENT EVENTS:

    Subsequent to December 31, 1997 the Company acquired two additional business music distributors from its competitors for approximately $0.6 million, has restructured its San Diego franchise and entered into either a purchase agreement or a letter of intent for the acquisition of three additional business music distributors from its competitors for a total consideration of $10.0 million, $4.0 million of which is in cash, approximately $3.0 million of which is in equity in the Company and the remainder of which is in the form of a promissory note to be paid over eight years.

    In March 1998, the Company entered into a letter of intent with its joint venture partner in Muzak Europe that would effectively liquidate the Company's interest in Muzak Europe in exchange for a promissory note and the right of the Company to participate in the future revenues of the European venture in its new role as franchisor.

    Also in March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. The credit facility is secured by the inventories and receivables of the Company. Amounts outstanding under the facility will bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisition of other business as well as the Company's ability to incur additional debt and make distributions to partners.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Muzak Capital Corporation
Seattle, Washington

    We have audited the accompanying balance sheets of Muzak Capital Corporation (the "Company") as of December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Muzak Capital Corporation as of December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Seattle, Washington

March 5, 1998

                           MUZAK CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                                                         DECEMBER 31,       DECEMBER 31,
                                                                                             1996               1997
                                                                                       -----------------  -----------------
Assets
  Cash...............................................................................      $       1          $       1
                                                                                                 ---                ---
                                                                                                 ---                ---
Stockholder's Equity
  Preferred Stock--authorized 10,000,000 shares of $0.01 par value each; no shares
    issued and outstanding...........................................................      $      --          $      --
  Common Stock--authorized 30,000,000 shares of $0.01 par value each; 100 shares
    issued and outstanding...........................................................              1                  1
                                                                                                 ---                ---
  Total..............................................................................      $       1          $       1
                                                                                                 ---                ---
                                                                                                 ---                ---

    The accompanying note is an integral part of these financial statements.

                           MUZAK CAPITAL CORPORATION

                          NOTE TO FINANCIAL STATEMENTS

    Muzak Capital Corporation (the "Company") (formerly Muzak, Inc.), a wholly-owned subsidiary of Muzak Limited Partnership ("MLP"), was formed on May 8, 1996. The Company filed a registration statement along with MLP for the underwritten offering of senior notes of which the Company and MLP are co-issuers. The offering closed in October 1996. The Company is dependent upon results of operations and cash flow of MLP to meet debt service obligations of the senior notes. No activity has occurred from May 8, 1996 (date of inception) through December 31, 1997; therefore, statements of operations and cash flows have not been included herein.

                           MUZAK LIMITED PARTNERSHIP

                       VALUATION AND QUALIFYING ACCOUNTS

                                 SCHEDULE II

                                                                               ADDITIONS   DEDUCTIONS
                                                                              -----------  -----------
                                                                  BALANCE AT  CHARGED TO   WRITE-OFFS,   BALANCE
                                                                  BEGINNING    COSTS AND     NET OF     AT END OF
DESCRIPTION                                                       OF PERIOD    EXPENSES    RECOVERIES     PERIOD
----------------------------------------------------------------  ----------  -----------  -----------  ----------
January 1 through December 31, 1997
Allowance for Doubtful Accounts.................................  $  496,000   $ 620,000   ($  615,000) $  501,000
                                                                  ----------  -----------  -----------  ----------
                                                                  ----------  -----------  -----------  ----------
January 1 through December 31, 1996
Allowance for Doubtful Accounts.................................  $  632,000   $ 472,000   ($  608,000) $  496,000
                                                                  ----------  -----------  -----------  ----------
                                                                  ----------  -----------  -----------  ----------
January 1 through December 31, 1995
Allowance for Doubtful Accounts.................................  $  736,000   $ 810,000   ($  914,000) $  632,000
                                                                  ----------  -----------  -----------  ----------
                                                                  ----------  -----------  -----------  ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Board of Directors of Music Holdings Corp. ("Music Holdings"), an affiliate of Centre Partners and the general partner of MLP Acquisition L.P. ("MLP Acquisition"), the managing general partner of the Company, functions as the governing body of the Company. Directors are appointed for an indeterminate term and serve until replaced. MLP Acquisition was organized to act as managing general partner of the Company, MLP Administration Corp.
("MLP Administration") was organized to act as the administrative general partner of the Company, and Music Holdings was organized to act as the general partner of MLP Acquisition. MLP Acquisition, MLP Administration and Music Holdings are not involved in any investment activities and have no independent operations, other than the business operations of the Issuers. Executive officers of the Company also act as officers of Capital Corp., but do not receive additional compensation for services rendered in that capacity.

Directors, Executive Officers and Other Senior Management Personnel

    Certain information is set forth below concerning (i) executive officers and other members of senior management of the Company and (ii) directors of Music Holdings as of March 30, 1998:

Name                                Age   Position with the Company
---------------------------------   ---   -------------------------------------------------
Directors and Executive Officers:
William A. Boyd..................    56   Chairman of the Board and Chief Executive Officer
Charles A. Saldarini.............    54   President and Chief Operating Officer
Brad D. Bodenman.................    34   Vice President, Finance and
                                            Administration
Richard Chaffee..................    54   Vice President, Operations
Susan P. Chetwin.................    46   Vice President, Owned Operations
                                            Eastern Division
D. Alvin Collis..................    45   Vice President, Audio Architecture
Jack D. Craig....................    63   Vice President, Affiliate Sales and
                                            Development
Dino J. DeRose...................    37   Vice President, National Sales
Kenneth F. Kahn..................    35   Vice President, Marketing
Steven M. Tracy..................    47   Vice President, Owned Operations
                                            Western Division
William E. Koenig................    50   President, EAIC, Inc.
Paul F. Balser...................    56   Director
Robert A. Bergmann...............    32   Director
Craig I. Fields..................    51   Director
Mark E. Jennings.................    35   Director
Bruce G. Pollack.................    38   Director

    William A. Boyd has been the Chief Executive Officer of the Company since 1997, Chairman of the Board of Music Holdings since 1997 and a Director of Music Holdings since 1996. From 1995 to 1996, Mr. Boyd was a private investor. From 1982 to 1995, Mr. Boyd was owner and president of the largest franchisee of the Company. Mr. Boyd was President of the Independent Affiliate

Organization from 1994 to 1995 and from 1986 to 1987. Mr. Boyd was also President of the Company's Owned Affiliate division in 1987. Prior to owning a franchise, Mr. Boyd held various positions with the Predecessor.

    Charles A. Saldarini has been President and Chief Operating Officer since 1997. Prior to joining Muzak, Mr. Saldarini served from 1976 to 1997 as Senior Vice President of First Union National Bank. From 1971 to 1976 Mr. Saldarini held commercial/corporate lender positions with Irving Trust Company.

    Brad D. Bodenman has been Vice President, Finance and Administration since 1997. Mr. Bodenman served as the Company's controller from 1996 to 1997, as Director of Finance from 1994 to 1996, as Accounting Manager from 1990 to 1994, and Accounting Supervisor from 1989 to 1990. Prior to joining the Company, he served as an audit supervisor at Price Waterhouse.

    Susan P. Chetwin has been Vice President, Owned Operations Eastern Region since 1997. Ms. Chetwin was Regional Director from 1994 to 1997, General Manager in New York from 1989 to 1994, General Manager in Minneapolis from 1988 to 1989 and National Sales Manager of the Predecessor from 1986 to 1988. Prior to joining the Predecessor, Ms. Chetwin served as Key Account Manager at A.H. Robins Pharmaceuticals from 1984 to 1986 and as Manager, Industrial Sales at Bristol-Myers Company from 1973-1984.

    Richard Chaffee has been Vice President, Owned Affiliate Operations of the Company and the Predecessor since 1987. Since joining a predecessor to the Predecessor in 1968, Mr. Chaffee has served in both local sales offices and franchisee operations in New York, Boston, Chicago, Minneapolis and Charlotte, primarily as Chief Engineer and Operations Manager.

    D. Alvin Collis has been Vice President, Audio Architecture since
September 1997. Prior to that time he has served as Director of Programming at the Company from 1988 to 1994 and Manager of Programming and a programmer at the Predecessor from 1984 to 1988. From 1980 to 1983, Mr. Collis was a partner at MoDaMu (Modern Dance Music) Records. Prior to 1980 Mr. Collis was a record producer/engineer for various record companies.

    Jack D. Craig has been Vice President, Affiliate Sales and Development of the Company and the Predecessor since 1988. From 1983 to 1988, Mr. Craig was Vice President, Dealer Sales for AEI. From 1979 to 1983, Mr. Craig was Marketing/Sales Manager for Aiphone Corporation, a leading intercom manufacturer. Prior to joining Aiphone Corporation, Mr. Craig served as Vice President/Account Supervisor for 11 years with J. Walter Thompson Advertising.

    Dino J. DeRose has been Vice President, National Sales since 1997. Prior to 1997, Mr. DeRose served as Director of National Sales from 1994 to 1997, as General Manager of Muzak's Instore Marketing Group from 1992 to 1994, and as a National Account Executive from 1988 to 1992. From 1985 to 1988, he served as National Retail Sales Manager with SelfVision and was Regional Sales Manager at Steidel Wine from 1982 to 1985.

    Kenneth F. Kahn has been Vice President, Marketing since 1997.
From 1996 to 1997 Mr. Kahn served as Sales Manager, New York Office. From 1995 to 1996 Mr. Kahn served as Director of Sales and Marketing at Emphasis Music. From 1992 to 1994 he served as Vice President, Sales and Marketing at Astroland Amusement Park. From 1989 to 1992 he was Partner and Vice President of Phase One Distribution. From 1982 to 1989 he was Partner and Vice President at Ezra Kahn & Associates.

    Steven M. Tracy has been Vice President, Owned Operations Western Region since 1997. Prior to that time, Mr. Tracy served as Regional Director from 1994 to 1997, General Manager from 1988 to 1994 and Vice President/General Manager for the Predecessor from 1986 to 1988. Mr. Tracy was the owner of a general contracting business before joining the Predecessor.

    William E. Koenig has served as President of EAIC, Inc since 1998 and prior to that served as President, Enso Audio Imaging Division from 1996 to 1998. Mr. Koenig served as a consultant to create the Company's Internet business from 1995 to 1996. From 1992 to 1995, Mr. Koenig was employed by and co-founded Kidstar Interactive Media. From 1987 to 1991 Mr. Koenig served as Vice President, International & Strategic Marketing at Digital Systems International, Inc. From 1983 to 1987, Mr. Koenig served as Vice President, Marketing and Product Management at Frank Russell Company. Mr. Koenig served as Vice President, Marketing and Sales and Manager Marketing Services and Sales at Automatic Data Processing (ADP) from 1974 to 1983. Mr. Koenig founded and was Executive Director of Video Access Center from 1972 to 1974 and was a Staff Consultant at the Irwin Management Company from 1970 to 1972.

    Paul F. Balser has been a Director of Music Holdings since 1992. Mr. Balser was a partner of Centre Partners from 1986 until August 1995. In 1995, Mr. Balser resigned as an officer of the managing general partner of Centre Partners to become a founding partner of Generation Capital Partners L.P., a newly organized private investment partnership. From 1982 to 1986, Mr. Balser was a Managing Director and a member of the Board of Directors of J. Henry Schroeder Corp. Mr. Balser currently serves as a director of Kansas City Southern Industries, Inc. (NYSE), The Carbide/Graphite Group, Inc. (Nasdaq), The Quarton Group-Publishers, Inc., Scientific Games Holdings Corp. (Nasdaq) and Jeepers! Inc.

    Robert A. Bergmann has been Director of Music Holdings since 1997. Mr. Bergmann is a Principal at Centre Partners Management LLC, a private equity investment firm based in New York, which was formed in December 1995 to manage investments on behalf of Centre Capital Investors II, L.P. and affiliated entities. Prior thereto, Mr. Bergmann was in the Corporate Finance Department of Donaldson, Lufkin & Jenrette. Mr. Bergmann currently serves as a director of Bravo Corporation and Rembrandt Photo Services.

    Craig I. Fields Ph.D., has been a Director of Music Holdings since 1997. Dr. Fields is Chairman of the Defense Science Board, and is a Director of ENSCO, InterTech, Network Solutions, Inc., Firearms Training Systems, Inc. (Nasdaq), and Projectavision. Dr. Fields serves on the Science and Technology Advisory Panel (STAP), supporting the Director of Central Intelligence and the US-Israel Science and Technology Commission. Dr. Fields is on the Advisory Boards of SRI International and the Economic Strategy Institute. Dr. Fields is a member of the Visiting Committee of the National Institutes of Standards and Technology; the Carnegie-Mellon University Department of Computer Science, and the UCLA Graduate School of Education &

Information Studies. Dr. Fields was formerly Vice Chairman of the Board of Alliance Gaming Corporation, Chairman and Chief Executive Officer of the Microelectronics and Computer Technology Corporation, Directory of the Defense Advanced Research Projects Agency (DARPA) and served on the faculty of Harvard University.

    Mark E. Jennings has been a Director of Music Holdings since 1992. In 1995, Mr. Jennings resigned as an officer of the managing general partner of Centre Partners to become a founding partner of Generation Capital Partners L.P. Mr. Jennings was a partner of Centre Partners. From 1986 to 1987, Mr. Jennings was employed at Goldman, Sachs & Co. in its Corporate Finance Department. Mr. Jennings currently serves as a director of Snyder Communications, Inc. (NYSE), Scientific Games Holdings Corp. (Nasdaq), Jeepers! Inc. and Johnny Rockets Group, Inc.

    Bruce G. Pollack has been a Director of Music Holdings since 1995. Mr. Pollack is a partner of Centre Partners, which he joined in 1991, and is a Managing Director of Centre Partners Management LLC, which was formed in December 1995 to manage investments on behalf of Centre Capital Investors II, L.P. and affiliated entities. From 1988 to 1991, Mr. Pollack was an officer and director of RSG Partners, Inc. and its predecessors, and from 1985 to 1988, Mr. Pollack was an officer of TSG Holdings, Inc. Mr. Pollack currently serves as a director of FireArms Trading Systems, Inc. (Nasdaq), Johnny Rockets Group, Inc., The Quarton Group-Publishers, Inc., Jeepers! Inc. and Victory Holdings Corp.

    There are no family relationships among the directors and executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information concerning the compensation of the Company's Chief Executive Officer, each of the Company's four other most highly compensated executive officers, and certain other individuals, (collectively, the "Named Executive Officers") for services in all capacities rendered to the Company and its subsidiaries for the years 1995, 1996 and 1997.

                                                         Summary Compensation Table
                                          --------------------------------------------------------
                                                                                                    Long-Term
                                                                                                   Compensation
                                                            Annual Compensation                    -------------
                                          --------------------------------------------------------  Securities     All Other
                                                                                  Other Annual      Underlying   Compensation
Name and Principal Position                  Year      Salary        Bonus(1)     Compensation      Option/SAR        (2)
----------------------------------------     -----    ---------    -----------   ----------------- ------------  ------------

William A. Boyd.........................     1997    $ 181,983(3)                                  1,530,000     $ 3,062
Chief Executive Officer                      1996    $       0
                                             1995    $       0

Charles A. Saldarini....................     1997    $ 114,583(4)                                    500,000     $ 1,458
President and Chief Operating Officer        1996    $       0
                                             1995    $       0

Dino J. DeRose..........................     1997    $ 164,379      $  15,000                                    $ 5,808
Vice President, National Sales               1996    $ 143,468                                                   $ 4,119
                                             1995    $ 144,600      $   2,000                                    $ 2,097

Susan P. Chetwin........................     1997    $ 124,557      $  30,000                                    $ 4,717
Vice President, Owned Operations             1996    $ 120,694                                                   $ 3,620
Eastern Region                               1995    $ 117,222      $   4,275                                    $ 1,660

Steven M. Tracy.........................     1997    $ 119,685      $  30,000                                    $ 4,531
Vice President, Owned Operations             1996    $ 115,082                                                   $ 3,452
Western Region                               1995    $ 116,784      $   4,275                                    $ 1,654

John R. Jester...........................    1997    $ 110,595(5)                    $ 90,611(6)      16,250     $ 3,310
Former Chief Executive Officer               1996    $ 220,000                                                   $ 4,996
                                             1995    $ 213,725                                                   $ 2,130

James F. Harrison.......................     1997    $  89,645(5)                    $ 73,888(6)      10,250     $ 2,683
Former Senior Vice President                 1996    $ 178,000      $  11,000                                    $ 4,676
                                             1995    $ 172,750                                                   $ 2,310

----------------------------------
(1) Bonuses in respect of services rendered in 1995 and 1996 were determined and paid in 1995 and 1996, respectively. No bonuses will be awarded to Named Executive Officers with respect to services rendered in 1997.
(2) Consists of contributions by the Company to a defined contribution 401(k) plan.
(3) Mr. Boyd became Chief Executive Officer of the Company in June 1997. This figure reflects approximately 7.5 months of employment.
(4) Mr. Saldarini joined the Company as President and Chief Operating Officer in July 1997. This figure reflects approximately 5.5 months of employment.
(5) These amounts represent salaries paid by the Company through the date of termination of employment.
(6) These amounts are severances paid to these separated management members pursuant to severance agreements entered into in May 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
---------------------------------------------------------------------------------------------------
                                          Number of       Percent of Total
                                         Securities        Options Granted     Exercise or Base
                                      Underlying Option    To Employees In           Price
                Name                     Granted (#)         Fiscal Year           ($/Unit)
                (a)                          (b)                 (c)                  (d)
------------------------------------  -----------------  -------------------  -------------------
William A. Boyd,....................      1,030,000                66.2%           $2.33-$3.00
  Chief Executive Officer
Charles A. Saldarini,...............        500,000                32.1%           $      2.33
  President and Chief Operating
  Officer
John R. Jester,.....................         16,250                 1.0%           $      1.00
  Former Chief Executive Officer
James F. Harrison,..................         10,250                 0.7%           $      1.00
  Former Senior Vice President


                                                                 Potential Realizable Value
                                                                          At Assumed
                                                                 Annual Rates of Unit Price
                                                                       Appreciation For
                                                                         Option Term
                                          Expiration     ------------------------------------------
                Name                        Date             0%          5% ($)         10% ($)
                (a)                          (e)                           (f)            (g)
------------------------------------  -----------------  ---------    -------------  -------------
William A. Boyd,....................        6/2004        $     0       $ 948,900      $ 2,256,726
  Chief Executive Officer
Charles A. Saldarini,...............        6/2004        $     0       $ 474,272      $ 1,105,255
  President and Chief Operating
  Officer
John R. Jester,.....................        6/2004        $21,613       $  37,018      $    57,525
  Former Chief Executive Officer
James F. Harrison,..................        6/2004        $13,633       $  23,350      $    36,285
  Former Senior Vice President


There were no options exercised in 1997.

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

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

    Effective May 21, 1997 and July 21, 1997, respectively, the Company entered into four-year employment agreements with William A. Boyd, Chief Executive Officer of the Company, and Charles A. Saldarini, President and Chief Operating Officer of the Company. Under his employment agreement, Mr. Boyd currently receives an annual base salary of $300,000, to be reviewed annually. Under his employment agreement, Mr. Saldarini currently receives an annual base salary of $250,000, to be reviewed annually. Mr. Boyd and Mr. Saldarini will each receive a bonus up to 50% of his annual base salary if, in any given 12-month fiscal period, the Company achieves a specified performance target. Both employment agreements also contain confidentiality covenants and non-solicitation covenants which extend for four and two years, respectively, beyond the term of the agreements.

    In June 1997, John R. Jester and James F. Harrison were paid severance compensation approximating six months of their annual salary and they were granted options to purchase 16,250 and 10,250 limited partnership units at $1.00 per unit, respectively.

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

Compensation Committee Interlocks and Insider Participation

    Executive compensation decisions are made by certain members of the Board of Directors of Music Holdings, which consists of Messrs. Balser, Boyd, Jennings and Pollack and consisted of Messrs. Balser, Boyd, Jennings,
Pollack and Jester prior to February, 1997.

    Paul F. Balser and Mark E. Jennings are limited partners of MLP and prior to August 1995 were officers of Park Road Corporation ("Park Road"), the managing general partner of Centre Partners. Bruce G. Pollack, a director of Music Holdings, is a limited partner of MLP and is an officer and director of Park Road.

    In 1997, the Company paid to Centre Partners $287,700 for services provided by the Centre Partners designees during 1997.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. (Continued)

                                                                   Number of
                                                                  Partnership
Name and Address of Beneficial Owner                               Interests     Percent
----------------------------------------------------------------  -----------    -------
Centre Partners L.P.(1).........................................  12,229,976       63.6%
  30 Rockefeller Plaza Suite
  5050 New York, NY 10020
UBS Capital LLC.................................................   1,747,574        9.1
  299 Park Avenue
  34th Floor New York, NY 10171
Comcast Corporation(2)..........................................   1,429,933        7.4
  1500 Market Street
  Philadelphia, PA 19102
Barclays Bank PLC...............................................   1,358,617        7.1
  600 Fifth Avenue
  New York, NY 10023
William A. Boyd.................................................     210,337        1.1
Charles A. Saldarini............................................     145,959        0.8
Dino J. DeRose..................................................     102,610        0.5
Susan P. Chetwin................................................      65,571        0.3
Steven M. Tracy.................................................      61,805        0.3
Paul F. Balser..................................................         *(3)       *(3)
Mark E. Jennings................................................         *(3)       *(3)
Bruce G. Pollack................................................         *(4)       *(4)
Craig I. Fields.................................................         *          *
Robert A. Bergmann..............................................         *          *
John R. Jester..................................................         *          *
James F. Harrison...............................................         *          *
All directors and executive officers as a group (8 persons).....   977,857(5)       5.1(5)

----------------------------------
*   Less than 1%.
(1) Includes partnership interests held by MLP, of which Centre Partners is the general partner. Centre Partners may be deemed to be indirectly controlled, through Park Road, the managing general partner of Centre Partners, by Lester Pollack, a Managing Director of Lazard Freres & Co. LLC, an underwriter of this Offering, and the father of Bruce G. Pollack, a director of the general partner of the managing general partner of the Company.
(2) The Class C-1 Limited Partnership Interest beneficially owned by Comcast Corporation is a preferred limited partnership interest convertible into an equivalent number of shares of common stock in the event of the incorporation of the Company.
(3) Excludes partnership interests held by Centre Partners and MLP. Messrs. Balser and Jennings are limited partners of MLP and prior to August 1995 were officers of Park Road. Each disclaims beneficial ownership of such partnership interests.
(4) Excludes partnership interests held by Centre Partners and MLP. Mr. Pollack is a limited partner of MLP and is an officer and director of Park Road. He disclaims beneficial ownership of such partnership interests.
(5) Excludes partnership interests held by Centre Partners and MLP.

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

                                    PART IV

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

    (3) Exhibits

  Exhibit
    No.                                                            Description
-----------  -----------------------------------------------------------------------------------------------------------------------

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (Continued)

  Exhibit
    No.                                                            Description
-----------  -----------------------------------------------------------------------------------------------------------------------
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

     10.10   -- Form of Muzak-Registered Trademark- Participating Affiliate Agreement (b)

     10.11   -- Third and Board Office Lease dated June 8, 1994, between Martin Selig and Muzak Limited Partnership (b)

     10.12   -- ASCAP License (b)

     10.13   -- Joint Venture Agreement dated August 2, 1995 between Muzak Limited Partnership and Alcas Holdings B.V. (b)

     10.14   -- Muzak-Registered Trademark- Master Affiliate Agreement (Mexico) dated March 1, 1992 between Muzak Limited
                Partnership and Audioplan S.A. (b)

     10.15   -- Muzak-Registered Trademark- Master Affiliate Agreement (Canada) dated August 30, 1990 between Muzak Limited
                Partnership and Chum Limited, as amended (b)

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

     10.35   -- Employment Agreement dated August 31, 1992 of John R. Jester (b)

     10.36   -- Employment Agreement dated August 31, 1992 of James F. Harrison (b)

     10.37   -- Employment Letter dated July 7, 1995 of Kirk A. Collamer (b)

     10.38   -- Amended and Restated Management Option Plan (b)

     10.39   -- Employment Agreement dated May 28, 1997 of William A. Boyd (a)

     10.40   -- Employment Agreement dated June 12, 1997 of Charles A. Saldarini (a)



        12   -- Statement of Computations of Ratios of Earnings to Fixed Charges (a)

        21   -- List of Subsidiaries of the Registrants (b)

        27   -- Financial Data Schedules (a)

----------------------------------
(a) Filed herewith
(b) Previously filed as Exhibits to Registration Statement No.'s 333-03741 and 333-03741-01 filed with the Securities and Exchange Commission.
(c) Reports on Form 8-K
    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                MUZAK LIMITED PARTNERSHIP
                                (REGISTRANT)

                                BY:             MLP ACQUISITION L.P.
                                     ------------------------------------------
                                              MANAGING GENERAL PARTNER

                                BY:              MUSIC HOLDINGS CORP.
                                     ------------------------------------------
                                                   General Partner

                                By:              /s/  William A. Boyd
                                     ------------------------------------------
                                                   William A. Boyd
                                                Chairman of the Board

                                MUZAK CAPITAL CORPORATION
                                (Registrant)

                                By:             /s/ William A. Boyd
                                     ------------------------------------------
                                                  William A. Boyd
March 30, 1998                               Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

          Signature                        Title                    Date
------------------------------  ---------------------------  -------------------

     /s/ WILLIAM A. BOYD        Chief Executive Officer         March 30, 1998
------------------------------    Officer (Principal
       William A. Boyd            Executive Officer), of
                                  the Company and Capital
                                  Corp. and Chairman of the
                                  Board of Music Holdings
                                  and Capital Corp.

     /s/ BRAD D. BODENMAN      Principal Financial Officer     March 30, 1998
------------------------------    and Principal Accounting
       Brad D. Bodenman           Officer, of the Company

      /s/ PAUL F. BALSER        Director of Music Holdings     March 30, 1998
------------------------------    and Capital Corp.
        Paul F. Balser

     /s/ BRUCE G. POLLACK       Director of Music Holdings     March 30, 1998
------------------------------    and. Capital Corp.
       Bruce G. Pollack

     /s/ MARK E. JENNINGS       Director of Music Holdings     March 30, 1998
------------------------------    and Capital Corp.
       Mark E. Jennings

     /s/ CRAIG I. FIELDS        Director of Music Holdings     March 30, 1998
------------------------------    and Capital Corp.
       Craig I. Fields

     /s/ ROBERT A. BERGMANN     Director of Music Holdings     March 30, 1998
------------------------------    and Capital Corp.
       Robert A. Bergmann

                                 EXHIBIT INDEX

Exhibit
  No.                                                            Description
-------  -----------------------------------------------------------------------------------------------------------------------
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

10.10    -- Form of Muzak-Registered Trademark- Participating Affiliate Agreement (b)

10.11    -- Third and Board Office Lease dated June 8, 1994, between Martin Selig and Muzak Limited Partnership (b)

10.12    -- ASCAP License (b)

10.13    -- Joint Venture Agreement dated August 2, 1995 between Muzak Limited Partnership and Alcas Holdings B.V. (b)

10.14    -- Muzak-Registered Trademark- Master Affiliate Agreement (Mexico) dated March 1, 1992 between Muzak Limited Partnership and Audioplan S.A. (b)

10.15    -- Muzak-Registered Trademark- Master Affiliate Agreement (Canada) dated August 30, 1990 between Muzak Limited Partnership and Chum Limited, as amended (b)

10.16    -- FCC Licenses (b)

10.17    -- Form of License Agreement (New Franchise Agreement), as amended (b)

10.18    -- Form of Music Services Agreement (b)


Exhibit
  No.                                                            Description
-------  -----------------------------------------------------------------------------------------------------------------------
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

10.35    -- Employment Agreement dated August 31, 1992 of John R. Jester (b)

10.36    -- Employment Agreement dated August 31, 1992 of James F. Harrison (b)

10.37    -- Employment Letter dated July 7, 1995 of Kirk A. Collamer (b)

10.38    -- Amended and Restated Management Option Plan (b)

10.39    -- Employment Agreement dated May 28, 1997 of William A. Boyd (a)

10.40    -- Employment Agreement dated June 12, 1997 of Charles A. Saldarini (a)

   12    -- Statement of Computations of Ratios of Earnings to Fixed Charges (a)

   21    -- List of Subsidiaries of the Registrants (b)

   27    -- Financial Data Schedules (a)

----------------------------------
(a) Filed herewith
(b) Previously filed as Exhibits to Registration Statement No.'s 333-03741 and 333-03741-01 filed with the Securities and Exchange Commission.

                 (This page has been left blank intentionally.)