Form 10-Q
period 1998-03-31
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1998-05-15
CIK 891983, 1013763

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            --------------------

                                FORM 10-Q
                                ---------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998
                                    or

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at May 14, 1998: Muzak Capital Corporation - 100.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                              MUZAK LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                            ---------    ------------
                                                                           (Unaudited)

                           Assets
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .       $ 10,316       $  8,524
   Accounts receivable, net of allowance for doubtful
     accounts of $631 and $501 . . . . . . . . . . . . . . . . . . . .         16,249         16,790
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,855          3,850
   Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          1,539          1,400
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            882          1,116
                                                                             --------       --------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . .         32,541         39,659

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .         40,053         39,659
Deferred costs and intangible assets, net. . . . . . . . . . . . . . .         31,152         31,694
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,124          1,382
                                                                             --------       --------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       $105,170       $104,395
                                                                             --------       --------
                                                                             --------       --------

                       Liabilities and Partners' Deficit

Current Liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .       $  7,533       $  8,435
   Advance billings. . . . . . . . . . . . . . . . . . . . . . . . . .          5,487          5,216
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          5,000          2,500
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          3,127          2,556
   Current portion of long-term obligations. . . . . . . . . . . . . .            380            469
                                                                             --------       --------
     Total current liabilities . . . . . . . . . . . . . . . . . . . .         21,527         19,176

Long-term obligations, net of current portion. . . . . . . . . . . . .        100,498        100,575
Unearned installation income . . . . . . . . . . . . . . . . . . . . .          4,400          4,249
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . .              -              -
Redeemable preferred partnership interests . . . . . . . . . . . . . .          6,603          6,490

Partners' Deficit:
   Limited partners' deficit . . . . . . . . . . . . . . . . . . . . .         (3,953)        (3,597)
   General partners' deficit . . . . . . . . . . . . . . . . . . . . .        (23,905)       (22,498)
                                                                             --------       --------
     Total partners' deficit . . . . . . . . . . . . . . . . . . . . .        (27,858)       (26,095)
                                                                             --------       --------
     Total liabilities and partners' deficit . . . . . . . . . . . . .       $105,170       $104,395
                                                                             --------       --------
                                                                             --------       --------

      The accompanying notes are an integral part of these financial statements.

                              MUZAK LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                    (In thousands)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1998           1997
                                                                              -------        -------
Revenues:
   Music and other business services . . . . . . . . . . . . . . . . .        $15,436        $14,402
   Equipment and related services. . . . . . . . . . . . . . . . . . .          7,960          7,391
                                                                              -------        -------
     Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .         23,396         21,793
                                                                              -------        -------
Cost of revenues:
   Music and other business services . . . . . . . . . . . . . . . . .          4,802          4,252
   Equipment and related services. . . . . . . . . . . . . . . . . . .          5,024          4,926
                                                                              -------        -------
     Total cost of revenues. . . . . . . . . . . . . . . . . . . . . .          9,826          9,178
                                                                              -------        -------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,570         12,615

Selling, general and administrative expenses . . . . . . . . . . . . .          7,782          7,923
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,372          2,862
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,589          2,461
                                                                              -------        -------
   Operating income (loss) . . . . . . . . . . . . . . . . . . . . . .            847           (631)

Other income (expense):
   Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .         (2,683)        (2,695)
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . .            106            331
   Equity in losses of joint venture . . . . . . . . . . . . . . . . .           (201)          (158)
   Other (income) expense, net . . . . . . . . . . . . . . . . . . . .             31            (13)
                                                                              -------        -------
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,900)        (3,186)
   Redeemable preferred returns. . . . . . . . . . . . . . . . . . . .           (113)          (100)
                                                                              -------        -------
   Comprehensive loss attributable to general and limited partners . .        ($2,013)       ($3,266)
                                                                              -------        -------
                                                                              -------        -------

      The accompanying notes are an integral part of these financial statements.

                              MUZAK LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)



                                                                                Three Months Ended
                                                                                     March 31,
                                                                                1998           1997
                                                                              -------        -------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(1,900)       $(3,166)
Adjustments to reconcile net loss cash provided by operating activities:
   Provision for doubtful accounts . . . . . . . . . . . . . . . . . .            130             50
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,372          2,862
   Amortization, net of deferred financing costs . . . . . . . . . . .          2,589          2,461
   Deferred financing cost amortization. . . . . . . . . . . . . . . .            158            180
   Equity in losses of joint venture . . . . . . . . . . . . . . . . .            201            158
   Noncash incentive compensation. . . . . . . . . . . . . . . . . . .            267             50
Changes in operating assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .            578            888
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (5)           315
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           (902)        (3,299)
   Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            271            305
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .          2,500          2,472
   Advance billings. . . . . . . . . . . . . . . . . . . . . . . . . .            571            579
   Unearned installation income. . . . . . . . . . . . . . . . . . . .            151            105
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (34)           (51)
                                                                              -------        -------
   Net cash used in investing activities . . . . . . . . . . . . . . .          6,947          3,909
                                                                              -------        -------

INVESTING ACTIVITIES
   Additions to property and equipment . . . . . . . . . . . . . . . .         (2,770)        (3,100)
   Additions to deferred costs and intangible assets . . . . . . . . .         (1,512)        (1,424)
   Acquisitions of businesses and ventures, net of cash acquired . . .           (648)             -
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (42)          (271)
                                                                              -------        -------
   Net cash used in investing activities . . . . . . . . . . . . . . .         (4,972)        (4,795)
                                                                              -------        -------

FINANCING ACTIVITIES
   Principal payments on term debt . . . . . . . . . . . . . . . . . .             (6)            (6)
   Payments under capital leases . . . . . . . . . . . . . . . . . . .           (160)          (147)
   Contributions by partners . . . . . . . . . . . . . . . . . . . . .              -              4
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (17)           (19)
                                                                              -------        -------
   Net cash used in financing activities . . . . . . . . . . . . . . .           (183)          (168)
                                                                              -------        -------
   Net increase (decrease) in cash and cash equivalents. . . . . . . .          1,792         (1,054)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . .          8,524         25,686
                                                                              -------        -------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . .        $10,316        $24,632
                                                                              -------        -------
                                                                              -------        -------


      The accompanying notes are an integral part of these financial statements.

                             MUZAK LIMITED PARTNERSHIP
                                     FORM 10-Q

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information for the three month periods ended March 31, 1998 and 1997 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the Company's results of operations for the entire fiscal year ended December 31, 1998.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Muzak Capital Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

New Accounting Pronouncements - The Company has adopted Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, which became effective for fiscal years beginning after December 15, 1997. This statement requires comprehensive income and its components to be reported in the financial statements in the period in which they are recognized. Components of comprehensive income include redeemable preferred returns. Financial Accounting Standard No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting and disclosure of certain financial and descriptive information about operating segments of the Company. This statement will not have a material effect on the Company's financial statements and will be adopted for the fiscal year ended December 31, 1998.

NOTE 3.  PROPERTY AND EQUIPMENT, NET:

Property and equipment consist of the following (in thousands):


                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                            ---------    ------------
   Equipment provided to subscribers . . . . . . . . . . . . . . . . .       $ 59,477       $ 57,393
   Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .         13,496         13,129
   Vehicles. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,324          3,337
   Furniture and fixtures. . . . . . . . . . . . . . . . . . . . . . .          2,554          2,546
   Land and buildings. . . . . . . . . . . . . . . . . . . . . . . . .            858            858
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . .            874            865
                                                                             --------       --------
     Total property and equipment. . . . . . . . . . . . . . . . . . .         80,583         78,128

   Less:  Accumulated depreciation and amortization. . . . . . . . . .        (40,530)       (38,469)
                                                                              -------       --------
                                                                             $ 40,053       $ 39,659
                                                                             --------       --------
                                                                             --------       --------

NOTE 4.  DEFERRED COSTS AND INTANGIBLE ASSETS, NET:

Deferred costs and intangible assets consist of the following (in thousands):


                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                            ---------    ------------
   Income producing contracts. . . . . . . . . . . . . . . . . . . . .       $ 42,802       $ 42,152
   Deferred subscriber acquisition costs . . . . . . . . . . . . . . .         15,391         14,593
   Master recording rights and deferred production costs . . . . . . .         12,749         12,125
   Deferred financing costs. . . . . . . . . . . . . . . . . . . . . .          4,341          4,341
   Organization costs. . . . . . . . . . . . . . . . . . . . . . . . .          4,511          4,501
   Non-compete agreements. . . . . . . . . . . . . . . . . . . . . . .            894            860
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            817            811
                                                                             --------       --------
     Total deferred costs and intangible assets. . . . . . . . . . . .         81,505         79,383

   Less:  Accumulated amortization . . . . . . . . . . . . . . . . . .        (50,353)       (47,689)
                                                                             --------       --------
                                                                             $ 31,152       $ 31,694
                                                                             --------       --------
                                                                             --------       --------

NOTE 5.  LONG-TERM OBLIGATIONS:

Long-term obligations are summarized as follows (in thousands):

                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                            ---------    ------------
   Senior notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $100,000       $100,000
   Capital lease obligations . . . . . . . . . . . . . . . . . . . . .            810            969
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             68             75
                                                                             --------       --------
     Total long-term obligations . . . . . . . . . . . . . . . . . . .        100,878        101,044

   Less:  Current portion. . . . . . . . . . . . . . . . . . . . . . .           (380)          (469)
                                                                             --------       --------
                                                                             $100,498       $100,575
                                                                             --------       --------
                                                                             --------       --------

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest expense for the three month periods ended March 31, 1998 and 1997 was approximately $183,000 and $31,000, respectively.


NOTE 7.  SUBSEQUENT EVENTS:


Subsequent to March 31, 1998, the Company acquired three additional business music distributors from its competitors for approximately $4.5 million in cash combined with a total of 275,382 units of limited partnership interest. The Company also entered into a agreement with its joint venture partner in Muzak Europe that effectively liquidated the Company's interest in Muzak Europe in exchange for a seven year $800,000 promissory note, which bears interest at eight percent (8%) per annum, and the right of the Company to participate in up to five percent (5%) of the business service revenues of the European venture in its new role as franchisor.

                             MUZAK CAPITAL CORPORATION

                                   Balance Sheets

                                                                             March 31,      March 31,
                                                                                1998          1997
                                                                             ---------      ---------
ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    1         $    1
                                                                             ---------      ---------
                                                                             ---------      ---------
   Preferred Stock--authorized 10,000,000 shares of $0.01 par value each;
     no shares issued and outstanding. . . . . . . . . . . . . . . . .             --             --
   Common Stock--authorized 30,000,000 shares of $0.01 par value each;
     100 shares issued and outstanding . . . . . . . . . . . . . . . .              1              1
                                                                             ---------      ---------

   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    1         $    1
                                                                             ---------      ---------
                                                                             ---------      ---------

    The accompanying note is an integral part of these financial statements.

                             MUZAK CAPITAL CORPORATION

                            NOTE TO FINANCIAL STATEMENTS

Muzak Capital Corporation ("Capital Corp."), a wholly-owned subsidiary of Muzak Limited Partnership (the "Company"), was formed on May 8, 1996. Capital Corp. has no independent operations and is dependent upon results of operations and cash flow of the Company to meet its sole obligation as co-issuer with the Company of the 10% senior notes due 2003, the payment of principal and interest thereon when due. No activity has occurred from May 8, 1996 (date of inception) through March 31, 1998; therefore, statements of operations and cash flows have not been included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the registrant's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q or future filings by the Company, as defined below, and Capital Corp., as defined below, with the Securities and Exchange Commission, in the Company's and Capital Corp's press releases or other public communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company and Capital Corp. wish to caution readers not to place undo reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including rapid technological change, competitive pricing, concentrations in and dependence on satellite delivery capabilities, and development of new services could affect the Company's and Capital Corp.'s financial performance and could cause the Company's and Capital Corp.'s actual results for future periods to differ materially from those anticipated or projected.

The Company and Capital Corp. do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

RESULTS OF OPERATIONS

Revenues. Total first quarter revenues increased 7.4% from $21.8 million in 1997 to $23.4 million in 1998 resulting from a 7.2% increase in business services revenues and a 7.7% increase in equipment and related services revenues. Business services revenues increased due to an increase in the number of broadcast music subscribers and an increase in other business service revenues. Other business services revenues, with the exception of on-premise tape sales, increased more rapidly than broadcast music revenues due to the increased marketing of, and increasing customer demand for, video, audio messaging, and AdParting services, among others. The quarter reflected increased equipment and related services over the prior year quarter primarily due to sound systems installed into certain large national accounts. The effect of these large national sales of equipment and related services more than offset the expected decrease in equipment sold to our franchise network members, who are now predominately purchasing equipment for new installations directly from equipment vendors.

Gross Profit. Total first quarter gross profit increased 7.6% from $12.6 million in 1997 to $13.6 million in 1998. As a percentage of total revenues, gross profit increased from 57.9% in 1997 to 58.0% in 1998. The improvement in the gross profit percentage in the quarter was due to improved equipment margins related to a large national sale.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter decreased 2.0% from $7.9 million in 1997 to $7.8 million in 1998. As a percentage of total revenues, selling, general and administrative expenses decreased from 36.4% in 1997 to 33.2% in 1998. Selling and marketing expenses remained relatively flat from 1997 levels at $3.2 million. General and administrative costs decreased 3.3% from $4.8 million in 1997 to $4.6 million in 1998, primarily due to decreased consulting expense.

Depreciation and Amortization. Depreciation and amortization expense decreased 6.8% from $5.3 million in the first quarter of 1997 to $5.0 million in the first quarter of 1998. This decrease is principally the result of assets bought in 1992 being fully depreciated in the third quarter of 1997 that are partially offset by increased depreciation and amortization resulting from investments associated with the expansion of the Company's subscriber base as discussed above.

Interest Expense and Other Income. Total interest expense for the first quarter remained flat at $2.7 million for 1997 and 1998. Total interest bearing debt at the end of the first quarter of 1998 was $100.9 million compared to $101.0 million at the end of the first quarter of 1997.

Net Loss. Net loss for the first quarter decreased from $3.2 million in 1997 to $1.9 million in 1998. The decrease in net loss was the result of the growth in sales and reduction in both direct and indirect costs.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased from $8.5 million as of December 31, 1997 to $10.3 million as of March 31, 1998. The Company's operating cash flow during this period was $6.9 million, including a net change in operating assets and liabilities of $1.2 million. The operating cash flow was primarily used to fund capital requirements associated with new subscriber additions and to reduce current liabilities.

Credit Facility. Also in March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. The credit facility is secured by the inventories and receivables of the Company. Amounts outstanding under the facility will bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisitions of other businesses, as well as the Company's ability to incur additional debt and make distributions to partners.

Subsequent Events. Subsequent to March 31, 1998, the Company acquired three additional business music distributors from its competitors for approximately $4.5 million in cash combined with a total of 275,382 units of limited partnerships interest. The Company also entered into an agreement with its joint venture partner in Muzak Europe that effectively liquidated the Company's interest in Muzak Europe in exchange for a promissory note and the right of the Company to participate in the future revenues of the European venture in its new role as franchisor.

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

The Company has adopted Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, which became effective for fiscal years beginning after December 15, 1997. This statement requires comprehensive income and its components to be reported in the financial statements in the period in which they are recognized. Components of comprehensive income include redeemable preferred returns. Financial Accounting Standard No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting and disclosure of certain financial and descriptive information about operating segments of the Company. This statement will not have a material effect on the Company's financial statements and will be adopted for the fiscal year ended December 31, 1998.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company is subject to various proceedings arising in the normal course of business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES.

     On April 10, 1998, the Company issued a total of 230,000 Class A-2 limited partnership units to two third party sellers in exchange for certain assets, of a competing business music provider, with an estimated value of $747,500. The sale of the 230,000 Class A-2 limited partnership units was made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     On April 13, 1998, the Company issued a total of 45,382 Class A-2 limited partnership units to a third party seller in exchange for certain assets, of a competing business music provider, with an estimated value of $147,491.50. The sale of the 45,382 Class A-2 limited partnership units was made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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


                                                    MUZAK LIMITED PARTNERSHIP



                                                   By:  /s/ Brad D. Bodenman
                                                   -----------------------------
Date:  May 14, 1998                               Brad D. Bodenman
                                                  Vice President, Finance
                                                  and Administration
                                                  (Principal Financial
                                                  Officer and Chief
                                                  Accounting Officer of Muzak
                                                  Limited Partnership)

                                                  MUZAK CAPITAL CORPORATION


                                                  By:  /s/ Brad D. Bodenman
                                                  ------------------------------
Date:  May 14, 1998                               Brad D. Bodenman
                                                  Vice President, Finance
                                                  and Administration
                                                  (Principal Financial
                                                  Officer and Chief
                                                  Accounting Officer of Muzak
                                                  Limited Partnership)


EXHIBIT INDEX

Exhibit No.                 Description
-----------                 -----------
27.1                        Financial Data Schedule of Muzak Limited Partnership

27.2                        Financial Data Schedule of Muzak Capital Corporation
