Form 10-Q
period 1998-06-30
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1998-08-13
CIK 891983, 1013763

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             -------------------

                                  FORM 10-Q
                                  ---------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
     _______________

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

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, at August 14, 1998: Muzak Capital Corporation - 100.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          MUZAK LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                         June 30,   December 31,
                                                           1998        1997
                                                       -----------  -----------
                                                       (Unaudited)
                                    Assets
Current Assets:
   Cash and cash equivalents ........................    $  1,899     $  8,524
   Accounts receivable, net of allowance for doubtful
      accounts of $785 and $501 .....................      18,404       16,790
   Inventories ......................................       3,882        3,850
   Prepaid expenses .................................       1,267        1,400
   Other ............................................         567        1,116
                                                       -----------  -----------
      Total current assets ..........................      26,019       31,680

Property and equipment, net .........................      40,871       39,659
Deferred costs and intangible assets, net ...........      38,584       31,694
Other ...............................................         913        1,362
                                                       -----------  -----------
      Total assets ..................................    $106,387     $104,395
                                                       -----------  -----------
                                                       -----------  -----------

                     Liabilities and Partners' Deficit

Current Liabilities:
   Credit facility .................................     $  2,250     $      -
   Accounts payable ................................        7,589        8,435
   Advance billings ................................        5,502        5,216
   Accrued interest ................................        2,500        2,500
   Accrued expenses ................................        2,686        2,556
   Current portion of long-term obligations ........          981          469
                                                       -----------  -----------
      Total current liabilities ....................       21,508       19,176

Long-term obligations, net of current portion ......      102,591      100,575
Unearned installation income .......................        4,555        4,249
Redeemable preferred partnership interests .........        6,717        6,490

Partners' Deficit:
   Limited partners' deficit .......................       (3,273)      (3,597)
   General partners' deficit .......................      (25,711)     (22,498)
                                                       -----------  -----------
      Total partners' deficit ......................      (28,984)     (26,095)
                                                       -----------  -----------
      Total liabilities and partners' deficit ......     $106,387     $104,395
                                                       -----------  -----------
                                                       -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                          MUZAK LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                (In thousands)

                                                                    Three Months Ended    Six Months Ended
                                                                          June 30,             June 30,
                                                                      1998       1997       1998       1997
                                                                    --------   --------   --------   --------
Revenues:
  Music and other business services ...............................  $16,259    $14,627    $31,697    $29,031
  Equipment and related services ..................................    7,701      7,444     15,661     14,835
                                                                    --------   --------   --------   --------
    Total revenues ................................................   23,960     22,071     47,358     43,866
                                                                    --------   --------   --------   --------

Cost of revenues:
  Music and other business services ...............................    4,889      4,368      9,691      8,621
  Equipment and related services ..................................    5,878      5,041     10,902      9,966
                                                                    --------   --------   --------   --------
    Total cost of revenues ........................................   10,767      9,409     20,593     18,587
                                                                    --------   --------   --------   --------

Gross profit ......................................................   13,193     12,662     26,765     25,279

Selling, general and administrative expenses ......................    8,339      7,939     16,101     16,614
Depreciation ......................................................    2,353      2,942      4,725      5,804
Amortization ......................................................    2,590      2,485      5,179      4,945
                                                                    --------   --------   --------   --------
  Operating income (loss) .........................................      (89)      (704)       760     (2,084)

Other income (expense):
  Interest expense ................................................   (2,717)    (2,680)    (5,400)    (5,375)
  Interest income .................................................       34        279        140        610
  Equity in income (losses) of joint venture ......................      156       (336)       (45)      (494)
  Other expense, net ..............................................      118        369        148        355
                                                                    --------   --------   --------   --------

  Net loss ........................................................   (2,498)    (3,072)    (4,397)    (6,988)
  Redeemable preferred return .....................................     (114)       (99)      (227)      (199)
                                                                    --------   --------   --------   --------

Comprehensive loss attributable to general and limited partners ...  $(2,612)   $(3,171)   $(4,624)   $(7,187)
                                                                    --------   --------   --------   --------
                                                                    --------   --------   --------   --------

   The accompanying notes are an integral part of these financial statements.

                           MUZAK LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                    1998         1997
                                                                                  ---------    --------
OPERATING ACTIVITIES
Net loss .......................................................................  $( 4,397)    $(6,988)

Adjustments to reconcile net loss to net cash provided by operating activities:
   Provision for doubtful accounts .............................................       284         181
   Depreciation ................................................................     4,725       5,804
   Amortization, net of deferred financing costs ...............................     5,179       4,946
   Deferred financing cost amortization ........................................       316         338
   Equity in losses of joint venture ...........................................        45         494
   Gain on sale of affiliate ...................................................         -        (389)
   Noncash incentive compensation ..............................................       867         100

Changes in operating assets and liabilities:
   Accounts receivable .........................................................    (1,898)        462
   Inventories .................................................................       (32)        105
   Accounts payable ............................................................      (846)     (3,507)
   Accrued expenses ............................................................       130       1,453
   Advance billings ............................................................       286         210
   Unearned installation income ................................................       306         278
   Other, net ..................................................................        69         223
                                                                                  ---------    --------
   Net cash provided by operating activities ...................................     5,034       3,710
                                                                                  ---------    --------

INVESTING ACTIVITIES
   Additions to property and equipment .........................................    (5,100)     (6,110)
   Additions to deferred costs and intangible assets ...........................    (3,002)     (2,911)
   Acquisitions of businesses and ventures .....................................    (6,619)       (804)
   Disposition of businesses and ventures ......................................       744       1,260
   Additions to non-compete agreements .........................................    (2,995)          -
   Other, net ..................................................................       (21)       (269)
                                                                                  ---------    --------
   Net cash used in investing activities .......................................   (16,993)     (8,834)
                                                                                  ---------    --------

FINANCING ACTIVITIES
   Borrowings under credit facility ............................................     2,250           -
   Borrowings under promissory note ............................................     2,450           -
   Principal payments on term debt .............................................       (13)        (11)
   Payments under capital leases ...............................................      (221)       (233)
   Contributions by partners ...................................................       895          29
   Other, net ..................................................................       (27)        (34)
                                                                                  ---------    --------
   Net cash provided by (used in) financing activities .........................     5,334        (249)
                                                                                  ---------    --------
   Net decrease in cash and cash equivalents ...................................    (6,625)     (5,373)
CASH AND CASH EQUIVALENTS, beginning of period .................................     8,524      25,686
                                                                                  ---------    --------
CASH AND CASH EQUIVALENTS, end of period .......................................  $  1,899     $20,313
                                                                                  ---------    --------
                                                                                  ---------    --------

   The accompanying notes are an integral part of these financial statements.

                          MUZAK LIMITED PARTNERSHIP
                                 FORM 10-Q

                   Notes to Consolidated Financial Statements
                    Six months ended June 30, 1998 and 1997
                                  (Unaudited)


NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The financial information for the three and six month periods ended June 30, 1998 and 1997 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the Company's results of operations for the entire fiscal year ended December 31, 1998.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Muzak Capital Corporation and EAIC Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW ACCOUNTING PRONOUNCEMENTS - The Company has adopted Financial Accounting Standard No. 130, REPORTING COMPREHENSIVE INCOME, which became effective for fiscal years beginning after December 15, 1997. This statement requires comprehensive income and its components to be reported in the financial statements in the period in which they are recognized. Components of comprehensive income include redeemable preferred returns. Financial Accounting Standard No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, was issued and is effective for fiscal years beginning after December 15, 1997. This statement requires the reporting and disclosure of certain financial and descriptive information about operating segments of the Company. This statement will not have a material effect on the Company's financial statements and will be adopted for the fiscal year ending December 31, 1998.

NOTE 3.  PROPERTY AND EQUIPMENT, NET:

Property and equipment consist of the following (in thousands):

                                                                    June 30,    December 31,
                                                                      1998         1997
                                                                   ----------   ------------
    Equipment provided to subscribers ...........................   $ 61,745     $ 57,393
    Machinery and equipment .....................................     13,737       13,129
    Vehicle .....................................................      3,638        3,337
    Furniture and fixtures ......................................      2,575        2,546
    Land and buildings ..........................................        858          858
    Leasehold improvements ......................................        874          865
                                                                   ----------   ------------
       Total property and equipment .............................     83,427       78,128

    Less: Accumulated depreciation and amortization .............    (42,556)     (38,469)
                                                                   ----------   ------------
                                                                    $ 40,871     $ 39,659
                                                                   ----------   ------------
                                                                   ----------   ------------

NOTE 4.  DEFERRED COSTS AND INTANGIBLE ASSETS, NET:

Deferred costs and intangible assets consist of the following (in thousands):

                                                                    June 30,    December 31,
                                                                      1998         1997
                                                                   ----------   ------------
    Income producing contracts ..................................   $ 48,026     $ 42,152
    Deferred subscriber acquisition costs .......................     16,233       14,593
    Master recording rights and deferred production costs .......     13,368       12,125
    Deferred financing costs ....................................      4,341        4,341
    Organization costs ..........................................      4,526        4,501
    Non-compete agreements ......................................      3,855          860
    Other .......................................................        929          811
                                                                   ----------   ------------
        Total deferred costs and intangible assets ..............     91,278        79,383

    Less: Accumulated amortization ..............................    (52,694)      (47,689)
                                                                   ----------   ------------
                                                                    $ 38,584      $ 31,694
                                                                   ----------   ------------
                                                                   ----------   ------------

NOTE 5.  LONG-TERM OBLIGATIONS:

Long-term obligations are summarized as follows (in thousands):

                                                                    June 30,    December 31,
                                                                      1998         1997
                                                                   ----------   ------------
    Senior notes ................................................   $100,000      $100,000
    Capital lease obligations ...................................      1,060           969
    Promissory note .............................................      2,450             -
    Other .......................................................         62            75
                                                                   ----------   ------------
        Total long-term obligations .............................    103,572       101,044

    Less: Current portion .......................................       (981)         (469)
                                                                   ----------   ------------
                                                                    $102,591      $100,575
                                                                   ----------   ------------
                                                                   ----------   ------------

Assets acquired under capital leases was $312,000 for the six month period ended June 30, 1998. Payments made for capital lease obligations for the same period was $221,000.

In connection with the acquisition of a competitor's business music accounts (see Note 9) the Company signed a $3.0 million promissory note due. This note requires annual payments of $510,000 per year starting in April 1998 and bears an interest rate of 10% per annum.

NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest expense for the six month periods ended June 30, 1998 and 1997 was approximately $5.4 million and $5.0 million, respectively.

NOTE 7.    SUBSEQUENT EVENTS:

Subsequent to June 30, 1998, the Company entered into a letter of intent to purchase the subscriber accounts from two competing business music distributors for an approximate cash and equity consideration of $750,000.

On July 1, 1998, the Company repurchased a total of 100,000 class B limited partnership units, from a former member of management, for a total repurchase price of $215,000.

On July 10, 1998 EAIC Corp., formerly a wholly owned subsidiary of the Company, consummated a recapitalization and equity financing pursuant to which the shares held by the Company became non-voting securities and 73,500 shares of class A preferred stock of EAIC Corp., were issued to a related party investor for a total consideration of $3.3 million which represents a 43% interest.

NOTE 8.  EUROPEAN JOINT VENTURE

On April 16, 1998 the Company entered into an agreement with its joint venture partner in Muzak Europe that effectively liquidated the Company's interest in Muzak Europe in exchange for a seven year $800,000 promissory note, which bears interest at eight percent (8%) per annum, and the right of the Company to participate up to five percent (5%) of the business service revenues of the European venture in its new role as franchisor. No gain or loss was recognized for this transaction in the second quarter ended June 30, 1998.

NOTE 9.  ACQUISITIONS:

During second quarter of 1998 the Company acquired three more of its competitors' business music distributors for a total consideration of $9.6 million, of which $5.6 million was in cash, $3.0 million in the form of a promissory note, which bears interest at ten percent (10%) per annum, to be paid over eight years and the remainder, in the form of 275,382 Class A-2 partnership units.

NOTE 10. CREDIT FACILITY:

In March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. The credit facility is secured by the inventories and receivables of the Company and expires on June 30, 1999. Amounts outstanding under the facility will bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR plus 2%. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisitions of other businesses, as well as the Company's ability to incur additional debt and make distributions to partners. For the period ended June 30, 1998, the Company's had $2.3 million outstanding at 8.75% interest under this credit facility.

NOTE 11. EQUITY BASED COMPENSATION:

Equity based compensation was $600,000 and $867,000 for the three and six month periods ended June 30, 1998, to reflect the grant of options to certain executive management members during 1997 and management's estimate of the increasing partnership unit price.

NOTE 12. PURCHASE COMMITMENT

In June 1998, the Company entered into a purchase commitment agreement with a drive-through equipment vendor which guarantees that the Company's owned or independent affiliates will purchase at least $2.0 million dollars of drive-through and related equipment by April 30, 1999.

                          MUZAK CAPITAL CORPORATION

                              Balance Sheets

                                                                   June 30,    December 31,
                                                                     1998         1997
                                                                  ----------   ------------
ASSETS
   Cash ......................................................      $  1          $  1
                                                                  ----------   ------------
                                                                  ----------   ------------

   Preferred Stock--authorized 10,000,000 shares of $0.01 par
     value each; no shares issued and outstanding ............        --            --
   Common Stock--authorized 30,000,000 shares of $0.01 par
     value each; 100 shares issued and outstanding ...........         1             1
                                                                  ----------   ------------
       Total .................................................      $  1          $  1
                                                                  ----------   ------------
                                                                  ----------   ------------

   The accompanying note is an integral part of these financial statements.

                         MUZAK CAPITAL CORPORATION

                        NOTE TO FINANCIAL STATEMENTS

     Muzak Capital Corporation (the "Company") (formerly Muzak, Inc.), a wholly-owned subsidiary of Muzak Limited Partnership ("MLP"), was formed on May 8, 1996. The Company filed a registration statement along with MLP for the underwritten offering of senior notes of which the Company and MLP are co-issuers. The offering closed in October 1996. The Company is dependent upon results of operations and cash flow of MLP to meet debt service obligations of the senior notes. No activity has occurred from May 8, 1996 (date of inception) through June 30, 1998; therefore, statements of operations and cash flows have not been included herein.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 8.6% and 8.0% for the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. These revenue increases were largely due to the acquisition of competitor's music service accounts and one-time equipment and related service revenues associated with non-acquisition growth. Exclusive of the impact from acquisitions, our recurring music and other services monthly billing has increased by approximately $210,000 year to date through June 30, 1998, where as the growth in our monthly billing for 1997 was roughly half of this rate. Each month the Company is billing over $210,000 per month more than it was at the beginning of the year as a result of the sales of recurring services made during 1998. Music and other business services revenue increased by $1.6 and $2.7 million over the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. Equipment and related revenues increased by 3.5% and 5.6% for the three and six month periods ended June 30, 1998. The three and six month periods ended June 30, 1998 do not include approximately $625,000 of lost revenues related to the G4 satellite outage.

On May 19, 1998, the satellite that carries approximately 60% of our subscribers, Galaxy 4 had a failure that caused it to spin uncontrollably out of orbit. A satellite failure of this nature and magnitude has never occurred and thus was a critical juncture for the Company. A tremendous amount of resources within the Company was needed to continue to provide service to our valuable customers, which involved the repointing to our new satellite, Galaxy 3r of over 100,000 satellite dishes located at customer locations across the country.

GROSS PROFIT. Gross profit increased 4.2% and 5.9% over the three and six month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. Gross margins for the three and six month periods ended June 30, 1998 were 55.1% and 56.5%, respectively, a decline from the 57.4% and 57.6% for the same periods during 1997. The decline in margins is primarily due to lost revenue and an increase of $775,000 in labor costs related to the G4 satellite outage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased as a percentage of revenues for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997. These expenses, as a percentage of revenues, were 34.8% and 34.0% for the three and six month periods ended June 30, 1998, as compared to 39.4% and 37.9% for the same periods in 1997. These decreases were a result of approximately $750,000 in severance charges during the second quarter of 1997 related to certain management changes.

EQUITY BASED COMPENSATION. Equity based compensation was $600,000 and $867,000 for the three and six month periods ended June 30, 1998 to reflect the grant of options to certain executive management members during 1997 and management's estimate of the increasing partnership unit price.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $484,000 and $845,000 for the three and six month periods ended June 30, 1998, respectively, as compared to the same periods during 1997. This decrease was primarily the result of assets related to the MLP acquisition of Muzak that were fully depreciated the third quarter of 1997.

OTHER INCOME (EXPENSE). Interest expense net of interest income, equity income (losses) of joint venture and other income and expense increased $41,000 and $253,000 for the three and six month periods ended June 30, 1998, respectively, as compared to the same periods during 1997. These increases were primarily the result of a reduction in interest income as the Company's cash balance has declined from $20.0 million in June 1997 to $2.0 million for the same period in 1998.

NET LOSS. Net loss decreased to $2.5 and $4.4 million for the three and six month periods ended June 30, 1998, respectively, as compared to $3.8 and $7.0 million for the same periods in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $8.5 million as of December 31, 1997 to $1.9 million as of June 30, 1998. The Company's operating cash flow during this period was $5.0 million, including a net change in operating assets and liabilities of $2.0 million. The operating cash flow was primarily used to fund capital requirements associated with new subscriber additions and acquisitions of its competitors' business music accounts.

In March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. The credit facility is secured by the inventories and receivables of the Company and expires on June 30, 1999. Amounts outstanding under the facility will bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR plus 2%. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisitions of other businesses, as well as the Company's ability to incur additional debt and make distributions to partners. As of June 30, 1998 the Company's had $2.2 million outstanding at 8.75% interest under this credit facility.

In connection with the acquisition of a competitor's business music accounts the Company signed a $3.0 million promissory note. This note requires annual payments of $510,000 per year starting in April of 1998 and bears an interest rate of ten percent (10%) per annum.

In June 1998 the Company entered into a purchase commitment agreement with a drive through equipment vendor which guarantees that the Company owned or independent affiliates will purchase at least $2.0 million dollars of drive-through and related equipment by April 30, 1999.

Subsequent to June 30, 1998, the Company entered into a letter of intent to purchase the subscriber accounts from two competing business music distributors for an approximate cash and equity consideration of $750,000. On July 1, 1998, the Company repurchased a total of 100,000 class B limited partnership units, from a former member of management, for a total repurchase price of $215,000. On July 10, 1998 EAIC Corp., a formerly wholly owned subsidiary of the Company, consummated a recapitalization and equity financing pursuant to which the shares held by the Company became non-voting securities and 73,500 shares of class A preferred stock of EAIC Corp., were issued to a new investor for a total consideration of $3.3 million.

On April 16, 1998 the Company entered into a agreement with its joint venture partner in Muzak Europe that effectively liquidated the Company's interest in Muzak Europe in exchange for a seven year $800,000 promissory note, which bears interest at eight percent (8%) per annum, and the right of the Company to participate up to five percent (5%) of the business service revenues of the European venture in its new role as franchisor.

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


YEAR 2000 CONVERSION

The Company is currently in the process of upgrading all of its computer systems to be year 2000 compliant. Management's original estimate was to have all of the Company's systems year 2000 compliant by the end of third quarter 1998. Currently management believes that this original estimate will not be obtained, but is fully confident that the Company's systems will be year 2000 compliant by the end of the year 1999. While currently the Company is not dependent on one vendor for any one service or supply, failure of one of the broadcast satellites used by the Company would have a material impact on the Company. Once the main operating system is converted the Company will be dependent of the services of the system developer for support of this system. The Company has received confirmation from all of its satellite space providers that they are year 2000 compliant. Management is currently developing a contingency plan to address year 2000 system failures for both internal and external service providers.

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

     On April 13, 1998, the Company issued a total of 45,382 Class A-2 limited partnership units to a third party seller in exchange for certain assets, of a competing business music provider, with an estimated value of $147,491. The sales of the 45,382 Class A-2 limited partnership units was made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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


                                       MUZAK LIMITED PARTNERSHIP



                                       By: /s/ Brad D. Bodenman
                                       ---------------------------
Date:  August 14, 1998                 Brad D. Bodenman
                                       Vice President, Finance
                                       and Administration
                                       (Principal Financial
                                       Officer and Chief
                                       Accounting Officer of Muzak
                                       Limited Partnership)

                                       MUZAK CAPITAL CORPORATION


                                       By: /s/ Brad D. Bodenman
                                       ---------------------------
Date:  August 14, 1998                 Brad D. Bodenman
                                       Vice President, Finance
                                       and Administration
                                       (Principal Financial
                                       Officer and Chief
                                       Accounting Officer of Muzak
                                       Limited Partnership)