Form 10-Q
period 1998-09-30
MUZAK LIMITED PARTNERSHIP; MUZAK CAPITAL CORP
filed 1998-11-16
CIK 891983, 1013763

                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                          ----------------------

                               FORM 10-Q
                               ---------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998
                                    or

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             MUZAK LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                                      September 30,   December 31,
                                                                         1998             1997
                                                                      ------------    ------------
                                                                      (Unaudited)
                                        Assets
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .        $  4,436        $  8,524
  Accounts receivable, net of allowance for doubtful
    accounts of $905 and $501. . . . . . . . . . . . . . . . . .          19,992          16,790
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .           4,898           3,850
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .           1,339           1,400
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             477           1,116
                                                                        --------        --------
      Total current assets . . . . . . . . . . . . . . . . . . .          31,142          31,680

Property and equipment, net. . . . . . . . . . . . . . . . . . .          41,759          39,659
Deferred costs and intangible assets, net. . . . . . . . . . . .          37,565          31,694
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             930           1,362
                                                                        --------        --------
      Total assets . . . . . . . . . . . . . . . . . . . . . . .        $111,396        $104,395
                                                                        --------        --------
                                                                        --------        --------
              Liabilities and Partners' Deficit

Current Liabilities:
  Credit facility. . . . . . . . . . . . . . . . . . . . . . . .        $    250        $      -
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          10,013           8,435
  Advance billings . . . . . . . . . . . . . . . . . . . . . . .           5,377           5,216
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . .           5,000           2,500
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           3,781           2,556
  Current portion of long-term obligations . . . . . . . . . . .             984             469
                                                                        --------        --------
      Total current liabilities. . . . . . . . . . . . . . . . .          25,405          19,176

Long-term obligations, net of current portion. . . . . . . . . .         102,430         100,575
Unearned installation income . . . . . . . . . . . . . . . . . .           4,617           4,249
Minority interest. . . . . . . . . . . . . . . . . . . . . . . .           2,002               -
Redeemable preferred partnership interests . . . . . . . . . . .           6,830           6,490

Partners' Deficit:
  Limited partners' deficit. . . . . . . . . . . . . . . . . . .          (3,205)         (3,597)
  General partners' deficit. . . . . . . . . . . . . . . . . . .         (26,683)        (22,498)
                                                                        --------        --------

      Total partners' deficit. . . . . . . . . . . . . . . . . .         (29,888)        (26,095)
                                                                        --------        --------
      Total liabilities and partners' deficit. . . . . . . . . .        $111,396        $104,395
                                                                        --------        --------
                                                                        --------        --------


   The accompanying notes are an integral part of these financial statements

                             MUZAK LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                                              Three Months Ended     Nine Months Ended
                                                                                 September 30,         September 30,
                                                                               1998       1997        1998       1997
                                                                              -------    -------     -------    -------
Revenues:
  Music and other business services. . . . . . . . . . . . . . . . . .        $16,614    $14,977     $48,312    $44,007
  Equipment and related services . . . . . . . . . . . . . . . . . . .          8,694      8,256      24,355     23,091
                                                                              -------    -------     -------    -------
      Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .         25,308     23,233      72,667     67,098
                                                                              -------    -------     -------    -------
Cost of revenues:
  Music and other business services. . . . . . . . . . . . . . . . . .          4,802      4,954      14,493     13,575
  Equipment and related services . . . . . . . . . . . . . . . . . . .          5,996      6,110      16,898     16,076
                                                                              -------    -------     -------    -------
      Total cost of revenues . . . . . . . . . . . . . . . . . . . . .         10,798     11,064      31,391     29,651
                                                                              -------    -------     -------    -------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,510     12,169      41,276     37,447

Selling, general and administrative expenses . . . . . . . . . . . . .          8,681      7,762      23,915     24,275
Equity based compensation. . . . . . . . . . . . . . . . . . . . . . .            600         50       1,467        150
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,260      2,687       6,985      8,491
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,914      2,425       8,093      7,370
                                                                              -------    -------     -------    -------

  Operating income (loss). . . . . . . . . . . . . . . . . . . . . . .             55       (755)        816     (2,839)

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,746)    (2,696)     (8,146)    (8,071)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .             66        264         206        874
  Equity in losses of joint venture. . . . . . . . . . . . . . . . . .              0       (194)        (45)      (688)
  Other expense, net . . . . . . . . . . . . . . . . . . . . . . . . .             (2)       (16)        146        339
                                                                              -------    -------     -------    -------
Net loss before minority interest and preferred return . . . . . . . .         (2,627)    (3,397)     (7,023)   (10,385)

  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .            120          -         120          -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,507)    (3,397)     (6,903)   (10,385)
  Redeemable preferred return. . . . . . . . . . . . . . . . . . . . .           (113)      (100)       (340)      (299)
                                                                              -------    -------     -------    -------

  Comprehensive loss attributable to general and limited partners. . .        ($2,620)   ($3,497)    ($7,243)  ($10,684)
                                                                              -------    -------     -------    -------
                                                                              -------    -------     -------    -------



   The accompanying notes are an integral part of these financial statements

                             MUZAK LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                   (IN THOUSANDS)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                              1998           1997
                                                                                            --------       --------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (6,903)      $(10,385)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . .             405            361
  Provision for inventory obsolescence . . . . . . . . . . . . . . . . . . . . . . .               -            350
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,985          8,491
  Amortization, net of deferred financing costs. . . . . . . . . . . . . . . . . . .           8,092          7,372
  Deferred financing cost amortization . . . . . . . . . . . . . . . . . . . . . . .             474            495
  Equity in losses of joint venture. . . . . . . . . . . . . . . . . . . . . . . . .              45            688
  Minority interest losses of subsidiary . . . . . . . . . . . . . . . . . . . . . .            (120)             -
  Gain on sale of affiliate. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           (389)
  Write-off of national account installation costs . . . . . . . . . . . . . . . . .               -            180
  Noncash incentive compensation. .. . . . . . . . . . . . . . . . . . . . . . . . .           1,467            177
Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,919)          (711)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,048)           (94)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,578         (1,138)
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,225          1,166
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,500          2,500
  Advance billings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             161            240
  Unearned installation income . . . . . . . . . . . . . . . . . . . . . . . . . . .             368            418
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              80            188
                                                                                            --------       --------
  Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . .          12,390          9,909
                                                                                            --------       --------

INVESTING ACTIVITIES
  Additions to property and equipment. . . . . . . . . . . . . . . . . . . . . . . .          (8,772)        (9,418)
  Additions to deferred costs and intangible assets. . . . . . . . . . . . . . . . .          (4,962)        (4,437)
  Acquisitions of businesses and ventures. . . . . . . . . . . . . . . . . . . . . .          (7,148)        (3,185)
  Disposition of businesses and ventures . . . . . . . . . . . . . . . . . . . . . .           1,115          1,260
  Additions to non-compete agreements. . . . . . . . . . . . . . . . . . . . . . . .            (500)             -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (118)          (240)
                                                                                            --------       --------
  Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . .         (20,385)       (16,020)
                                                                                            --------       --------

FINANCING ACTIVITIES
  Borrowings under credit facility . . . . . . . . . . . . . . . . . . . . . . . . .             250              -
  Principal payments on term debt. . . . . . . . . . . . . . . . . . . . . . . . . .             (14)           (92)
  Payments under capital leases. . . . . . . . . . . . . . . . . . . . . . . . . . .            (431)          (323)
  Contributions by partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             953            331
  Withdrawals by partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (215)        (2,357)
  Proceeds from sale of subsidiary, net of costs . . . . . . . . . . . . . . . . . .           3,418              -
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (54)           (54)
                                                                                            --------       --------
  Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . .           3,907         (2,495)
                                                                                            --------       --------
  Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .          (4,088)        (8,606)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . . . . . . . . . .           8,524         25,685
                                                                                            --------       --------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . . . . . . . . . .        $  4,436       $ 17,079
                                                                                            --------       --------
                                                                                            --------       --------



   The accompanying notes are an integral part of these financial statements

                             MUZAK LIMITED PARTNERSHIP
                                     FORM 10-Q

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    (UNAUDITED)

NOTE 1.  FINANCIAL STATEMENT PREPARATION:

The consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by Muzak Limited Partnership (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (Commission). The financial information for the three and nine month periods ended September 30, 1998 and 1997 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the Company's results of operations for the entire fiscal year ended December 31, 1998.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements of the Company include the accounts of the Company its wholly-owned subsidiary Muzak Capital Corporation and its partially-owned subsidiary Enso Audio Imaging Corporation ("EAIC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In March 1998, the Accounting Standards Executive Committee of the AICPA Issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain software costs be capitalized and amortized over the period of use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 in fiscal 1999 and has not yet determined its impact.

In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Startup Activities" which requires costs of start-up activities and organization costs to be expensed as incurred. This SOP applies is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 in fiscal 1999 and has not yet determined its impact.

NOTE 3.  PROPERTY AND EQUIPMENT, NET:

PROPERTY AND EQUIPMENT CONSIST OF THE FOLLOWING (IN THOUSANDS):


                                                                                              September 30,     December 31,
                                                                                                  1998              1997
                                                                                              -------------     ------------
         Equipment provided to subscribers. . . . . . . . . . . . . . . . . . . . . . . .        $ 64,016         $ 57,393
         Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,205           13,129
         Vehicles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,638            3,337
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,643            2,546
         Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             894              865
         Land and buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             858              858
                                                                                                 --------         --------
           Total property and equipment . . . . . . . . . . . . . . . . . . . . . . . . .          86,254           78,128

         Less: Accumulated depreciation and amortization. . . . . . . . . . . . . . . . .         (44,495)         (38,469)
                                                                                                 --------         --------
                                                                                                 $ 41,759         $ 39,659
                                                                                                 --------         --------
                                                                                                 --------         --------


NOTE 4.  DEFERRED COSTS AND INTANGIBLE ASSETS, NET:

DEFERRED COSTS AND INTANGIBLE ASSETS CONSIST OF THE FOLLOWING (IN THOUSANDS):


                                                                                              September 30,     December 31,
                                                                                                  1998              1997
                                                                                              -------------     ------------
         Income producing contracts . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 48,186         $ 42,152
         Deferred subscriber acquisition costs. . . . . . . . . . . . . . . . . . . . . .          17,035           14,593
         Master recording rights and deferred production costs. . . . . . . . . . . . . .          14,321           12,125
         Organization costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,569            4,501
         Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,341            4,341
         Non-compete agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,864              860
         Trademarks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             781              343
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             468              468
                                                                                                 --------         --------
           Total deferred costs and intangible assets . . . . . . . . . . . . . . . . . .          93,565           79,383

         Less: Accumulated amortization . . . . . . . . . . . . . . . . . . . . . . . . .         (56,000)         (47,689)
                                                                                                 --------         --------

                                                                                                 $ 37,565         $ 31,694
                                                                                                 --------         --------
                                                                                                 --------         --------


NOTE 5.  LONG-TERM OBLIGATIONS:

LONG-TERM OBLIGATIONS ARE SUMMARIZED AS FOLLOWS (IN THOUSANDS):


                                                                                              September 30,     December 31,
                                                                                                  1998              1997
                                                                                              -------------     ------------
         Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $100,000         $100,000
         Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . .             849              969
         Promissory note. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,504                -
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              61               75
                                                                                                 --------         --------

           Total long-term obligations. . . . . . . . . . . . . . . . . . . . . . . . . .         103,414          101,044

         Less: Current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (984)            (469)
                                                                                                 --------         --------
                                                                                                 $102,430         $100,575
                                                                                                 --------         --------
                                                                                                 --------         --------


NOTE 6.  SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest expense for the nine month periods ended September 30, 1998 and 1997 was approximately $5.6 million and $5.5 million, respectively.

Assets acquired under capital leases was $311,000 for the nine month period ended September 30, 1998.

In connection with the acquisition of a competitor's business music accounts in April 1998 the Company signed a $3.0 million promissory note due April 2006. This note requires annual payments of $510,000 per year starting in April 1998 and bears an interest rate of 10% per annum.

NOTE 7.  SUBSEQUENT EVENTS:

Subsequent to September 30, 1998, the Company entered into a letter of intent and a purchase agreement to purchase the subscriber accounts from certain competing business music distributors for a total approximate cash consideration of $14.5 million. The Company has also entered into a letter of intent for financing of up to $20.0 million, to finance these acquisitions, that will be secured by the Company's inventories and accounts receivable.

NOTE 8.  EUROPEAN JOINT VENTURE:

On April 16, 1998 the Company entered into an agreement with its joint venture partner in Muzak Europe that effectively liquidated the Company's interest in Muzak Europe in exchange for a seven year $800,000 promissory note, which bears interest at eight percent (8%) per annum, and the right of the Company to participate in five percent (5%) of the business service revenues of the European venture in its new role as franchisor. No gain or loss was recognized for this transaction for the nine month period ended September 30, 1998.

NOTE 9.  ACQUISITIONS:

During third quarter of 1998 the Company acquired one of its competitors' business music distributors for a total consideration of $76,000.

NOTE 10.  CREDIT FACILITY:

In March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. In July of 1998 the Company met the required cash flow targets required to increase the available cash to $5.0 million. The credit facility is secured by the inventories and receivables of the Company and expires on September 30, 1999. Amounts outstanding under the facility bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR plus 2%. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisitions of other businesses, as well as the Company's ability to incur additional debt and make distributions to partners. As of September 30, 1998, the Company's had $.3 million outstanding at an 8.75% interest rate under this credit facility.

NOTE 11.  EQUITY BASED COMPENSATION:

Equity based compensation was $600,000 and $1,467,000 for the three and nine month periods ended September 30, 1998, as compared to $50,000 and $150,000 for the same periods in 1997. This increase reflects the accretion in value related to options granted under the 1996 amended and restated option plan along with the grant of performance based options to certain executive management members during 1997 and management's estimate of the increasing partnership unit price.

NOTE 12.  PURCHASE COMMITMENTS:

In June 1998, the Company entered into a purchase commitment agreement with a drive-through equipment vendor which guarantees that the Company's owned or independent affiliates will purchase at least $2.0 million dollars of drive-through and related equipment by April 30, 1999.

NOTE 13.  EAIC CORPORATION:

On July 10, 1998 EAIC Corp., a formerly wholly owned subsidiary of the Company, consummated a recapitalization and equity financing agreement pursuant to which the shares held by the Company were converted to 100,000 shares of series A non-voting common stock and 73,500 shares of series A voting preferred stock of EAIC Corp., were issued to a related party investor for a total consideration of $3.4 million, net of costs, which represents a 42% interest. After January 5, 1999, an additional 26,250 shares of Class B preferred stock can be purchased by the related party investor for $2.5 million if certain performance criteria is met by EAIC Corp.

An affiliate of the Company was issued 100 shares of super voting series C common stock which has voting rights equal to 1,000 votes per share. The series C common stock is convertible to an equal number of class A voting common stock at the option of the holder.

The series A preferred stock is convertible at the option of the holder into one share of series A common stock. Further, both the series A preferred stock and the Class C common stock are automatically convertible to Class A voting common stock under certain circumstances as defined in the EAIC certificate of incorporation.

The series A preferred stock has voting rights, certain liquidation and redemption features, and accrues dividends annually at a rate of 7% of the base liquidation preference as defined in the EAIC certification of incorporation.

NOTE 14.  CHANGES IN EQUITY:

In February 1998, $8,000 was paid on the subscription notes receivable by certain management.

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

On August 1, 1998, the Company issued 21,400 Class B limited partnership units, to various member of management, for a total consideration of $49,862. Also, the company has entered into agreements to sell an additional 78,600 Class B limited partnership units to certain management members for total consideration of $183,138.

                             MUZAK CAPITAL CORPORATION

                                   BALANCE SHEETS


                                                                                              September 30,     December 31,
                                                                                                  1998              1997
                                                                                              -------------     ------------
ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     1              $     1
                                                                                               -------              -------
   Preferred Stock--authorized 10,000,000 shares of $0.01 par value each;
    no shares issued and outstanding . . . . . . . . . . . . . . . . . . . . . . . .                --                   --
   Common Stock--authorized 30,000,000 shares of $0.01 par value each;
    100 shares issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . .                 1                    1
                                                                                               -------              -------

   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     1              $     1
                                                                                               -------              -------
                                                                                               -------              -------


    The accompanying note is an integral part of these financial statements.

                             MUZAK CAPITAL CORPORATION

                            NOTE TO FINANCIAL STATEMENTS

     Muzak Capital Corporation (the "Company") (formerly Muzak, Inc.), a wholly-owned subsidiary of Muzak Limited Partnership ("MLP"), was formed on May 8, 1996. The Company filed a registration statement along with MLP for the underwritten offering of senior notes of which the Company and MLP are co-issuers. The offering closed in October 1996. The Company is dependent upon results of operations and cash flow of MLP to meet debt service obligations of the senior notes. No activity has occurred from May 8, 1996 (date of inception) through September 30, 1998; therefore, statements of operations and cash flows have not been included herein.

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

RESULTS OF OPERATIONS

REVENUES. Total revenues increased 8.9% and 8.3% for the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. These revenue increases were primarily due to the acquisition of competitor's music service accounts and one-time equipment and related service revenues associated with non-acquisition growth. Exclusive of the impact from acquisitions, our recurring music and other services monthly billing has increased by approximately $266,000 year to date through September 30, 1998, whereas the growth in our monthly billing for 1997 was approximately half of this rate. Each month the Company is billing over $266,000 per month more than it was at the beginning of the year as a result of the sales of recurring services made during 1998. Music and other business services revenue increased by $1.6 and $4.3 million over the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Equipment and related revenues increased by 5.3% and 5.5% for the three and nine month periods ended September 30, 1998.

On May 19, 1998, Galaxy 4, the satellite that carries approximately 60% of the Company's subscribers, had a mechanical failure that caused it to spin uncontrollably out of orbit. A tremendous amount of resources within the Company was needed to continue to provide service to our valuable customers, which involved the repointing to our new satellite, Galaxy 3r of over 100,000 satellite dishes located at customer locations across the country.

This event resulted in additional equipment and related services costs of $546,000 and $1,120,000 for the three and nine months ended September 30, 1998. Additionally the Company issued music and business services revenue credits for the one to two week service outage period of $143,000 and $327,000 for the three and nine months ended September 30, 1998.

The Company also estimates that equipment and related services billings for installation and service visits were adversely affected by $60,000 and $526,000 for the three and nine months ended September 30, 1998.

GROSS PROFIT. Gross profit increased 19.2% and 10.2% over the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Gross margins for the three and nine month periods ended September 30, 1998 were 57.3% and 56.8%, respectively, an increase from the 52.4% and 55.8% for the same periods during 1997. The increase in gross profit is due to the acquisition of our competitors business music service accounts combined with the increase in the sales of monthly recurring services as compared to the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of revenues, were 34.3% and 36.2% for the three and nine month periods ended September 30, 1998, as compared to 33.4% and 32.9% for the same periods in 1997. The increase for the three month period is due to increased sales costs incurred to generate the increases in monthly recurring services billings as compared to the same period last year. As commissions are paid based on the future value of these new contracts, these sales costs are incurred prior to the benefits derived from the recurring revenues. Because of this, as long as the Company continues to experience high sales levels, sales costs associated with these recurring sales will continue to negatively impact immediate operating results. The nine month period decrease was the result of approximately $750,000 in severance charges during the second quarter of 1997 related to certain management changes.

EQUITY BASED COMPENSATION. Equity based compensation was $600,000 and $1,467,000 for the three and nine month periods ended September 30, 1998, as compared to $50,000 and $150,000 for the same periods in 1997. This increase reflects the accretion in value related to options granted under the 1996 amended and restated option plan along with the grant of performance based options to certain executive management members during 1997 and management's estimate of the increasing partnership unit price.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $62,000 for the three month period ended September 30, 1998, and decreased $783,000 for the nine month period ended September 30, 1998, as compared to the same periods in 1997. The increase for the three month period is primarily due to increased amortization expense related to the acquisition of competitor business music accounts. The decrease for the nine month period was the result of assets related to the 1992 MLP acquisition of Muzak that were fully depreciated in the third quarter of 1997.

OTHER INCOME(EXPENSE). Interest expense net of interest income, equity in losses of joint venture and other income and expense increased $40,000 and $293,000 for the three and nine month periods ended September 30, 1998, respectively, as compared to the same periods during 1997. These increases were primarily the result of a reduction in interest income as the Company's cash balance has declined from $17.1 million in September 1997 to $4.4 million for the same period in 1998. See liquidity and capital resources section.

NET LOSS. Net loss due to the afore mentioned items decreased to $2.5 and $6.9 million for the three and nine month periods ended September 30, 1998, respectively, as compared to $3.4 and $10.4 million for the same periods in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased from $8.5 million as of December 31, 1997 to $4.4 million as of September 30, 1998. The Company's operating cash flow during this period was $12.4 million, including a net change in operating assets and liabilities of $2.0 million. The operating cash flow was primarily used to fund capital requirements associated with new subscriber additions and acquisitions of its competitors' business music accounts.

In March 1998, the Company obtained a credit facility for working capital purposes with an initial availability of $3.0 million, increasing to $5.0 million upon the attainment of certain cash flow related targets. In
July of 1998 the Company met the required cash flow targets required to increase the available cash to $5.0 million. The credit facility is secured by the inventories and receivables of the Company and expires on September 30, 1999. Amounts outstanding under the facility bear a variable rate of interest, to be paid quarterly, based on the lender's prime rate or LIBOR plus 2%. The terms of the credit facility require the Company to maintain certain performance standards and covenants that, among other things, limit the Company's capital spending and acquisitions of other businesses, as well as the Company's ability to incur additional debt and make distributions to partners. As of September 30, 1998, the Company's had $.3 million outstanding at an 8.75% interest rate under this credit facility.

In connection with the acquisition of a competitor's business music accounts in April 1998 the Company signed a $3.0 million promissory note due April 2006. This note requires annual payments of $510,000 per year starting in April 1998 and bears an interest rate of 10% per annum.

On April 16, 1998, the Company entered into a agreement with its joint venture partner in Muzak Europe that effectively liquidated the Company's interest in Muzak Europe in exchange for a seven year $800,000 promissory note, which bears interest at eight percent (8%) per annum, and the right of the Company to participate in five percent (5%) of the business service revenues of the European venture in its new role as franchisor.

On July 10, 1998 EAIC Corp., a formerly wholly owned subsidiary of the Company, consummated a recapitalization and equity financing agreement pursuant to which the shares held by the Company became non-voting securities and 73,500 shares of Class A preferred stock of EAIC Corp., were issued to a related party investor for a total consideration of $3.4 million which represents a 43% interest. After January 5, 1999, an additional 26,250 shares of Class B preferred stock can be purchased by the related party investor for 2.5 million if certain performance criteria is met by EAIC Corp.

In September 1998, the Company entered into a purchase commitment agreement with a drive-through equipment vendor which guarantees that the Company's owned or independent affiliates will purchase at least $2.0 million dollars of drive-through and related equipment by April 30, 1999.

Subsequent to September 30, 1998, the Company entered into a letter of intent and a purchase agreement to purchase the subscriber accounts from certain competing business music distributors for a total approximate cash consideration of $14.5 million.

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

YEAR 2000 CONVERSION

The Company is currently in the process of upgrading all of its computer systems to be year 2000 compliant. Management's original estimate was to have all of the Company's systems year 2000 compliant by the end of third quarter 1998. This original goal was not achieved, but management is fully confident that the Company's systems will be year 2000 compliant by the end of the year 1999. While currently the Company is not dependent on one vendor for any one service or supply, failure of one of the broadcast satellites used by the Company would have a material adverse effect on the Company.
Once the Company's main operating system is converted the Company will be dependent on the services of the system developer for support of this system. The Company has received confirmation from all of its satellite space providers that they are year 2000 compliant. Management is currently developing a contingency plan to address year 2000 system failures for both internal and external service providers.

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

On August 1, 1998, the Company issued 21,400 class B limited partnership units, to various members of management, for a total consideration of $49,862. Also, the company has entered into agreements to sell an additional 78,600 class B limited partnership units to certain management members for total consideration of $183,138.

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


                                       MUZAK LIMITED PARTNERSHIP


                                       By:  /s/ Brad D. Bodenman
                                            ------------------------------
Date:  November 16, 1998                    Brad D. Bodenman
                                            Vice President, Finance
                                            and Administration
                                            (Principal Financial
                                            Officer and Chief
                                            Accounting Officer of Muzak
                                            Limited Partnership)


                                       MUZAK CAPITAL CORPORATION


                                       By:  /s/ Brad D. Bodenman
                                            ------------------------------
Date:  November 16, 1998                    Brad D. Bodenman
                                            Vice President, Finance
                                            and Administration
                                            (Principal Financial
                                            Officer and Chief
                                            Accounting Officer of Muzak
                                            Limited Partnership


EXHIBIT INDEX


Exhibit No.         Description
------------        -----------
   27.1             Financial Data Schedule of Muzak Limited Partnership
   27.2             Financial Data Schedule of Muzak Capital Corporation
